Form 10-Q
period 1998-03-31
PENTACON INC
filed 1998-05-15
CIK 1050504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER: 1-13931

                                 PENTACON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       75-0531585
(STATE OF OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

    9432 OLD KATY ROAD, SUITE 222                      HOUSTON, TEXAS 77055
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 713-463-8850
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]     * NO [ ]

*THE REGISTRANT BECAME SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 ON MARCH 10, 1998.

NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT, PAR VALUE $.01 PER SHARE, OUTSTANDING AT APRIL 30, 1998 WAS 15,530,000.

                                 PENTACON, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                      INDEX

Part I - Financial Information

      Item 1 - Financial Statements

            General Information.........................................      3

            Historical Consolidated Balance Sheets - Pentacon, Inc. as of
                         March 31, 1998 and September 30, 1997..........      4

            Consolidated Statements of Operations - Pentacon, Inc.
                         Historical for the Three Months and Six
                         Months ended March 31, 1998 and 1997
                         and Pro Forma for the Three Months and
                         Six Months ended March 31, 1998 and 1997........     5

            Historical Consolidated Statements of Cash Flows -
                         Pentacon, Inc. for the Six Months ended
                         March 31, 1998 and 1997.........................     9

            Notes to the Consolidated Financial Statements...............    10

      Item 2 - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.............    15

Part II - Other Information

      Item 2 - Recent Sales of Unregistered Securities...................    20

      Item 6 - Exhibits and Reports......................................    20

      Signature..........................................................    21

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL INFORMATION

      Pentacon, Inc. ("Pentacon" or the "Company") was incorporated in March 1997. On March 10, 1998, Pentacon and separate wholly-owned subsidiaries acquired in separate transactions (the "Acquisitions"), simultaneously with the closing of its initial public offering (the "Offering") of its common stock (the "Common Stock"), five businesses: Alatec Products, Inc. (Alatec), AXS Solutions, Inc. (AXS), Capitol Bolt & Supply, Inc. (Capitol), Maumee Industries, Inc. (Maumee), and Sales Systems, Limited (SSL), collectively referred to as the "Founding Companies." The consideration for the Acquisitions of the Founding Companies consisted of a combination of cash and Common Stock. Because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of Common Stock following the Offering and the Acquisitions, and ( ii ) the stockholders of Alatec received the greatest number of shares of Common Stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Alatec has been identified as the accounting acquiror. The Acquisitions of the remaining Founding Companies have been accounted for using the purchase method of accounting. Therefore Alatec's historical financial statements as of September 30, 1997 and for all periods prior to March 10, 1998 are presented as the historical financial statements of the registrant. Unless the context otherwise requires, all references herein to the Company include Pentacon and the Founding Companies.

      Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of the Company and the related notes thereto, the Financial Statements of Pentacon, Alatec, AXS, Maumee and SSL and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-41383), as amended (the "Registration Statement"), filed with the United States Securities and Exchange Commission in connection with the Offering.

                                 PENTACON, INC.
                     HISTORICAL CONSOLIDATED BALANCE SHEETS

                                              MARCH 31, 1998  SEPTEMBER 30, 1997
                                              --------------  ------------------
                                                   (Unaudited)
                                               (in thousands, except share data)
                  ASSETS
Cash and cash equivalents ...................    $  4,089         $    733
Accounts receivable .........................      22,610            7,892
Inventories .................................      45,067           22,951
Deferred income taxes .......................       2,387            1,420
Other current assets ........................         161             --
                                                 --------         --------
                    Total current assets ....      74,314           32,996

Property, plant and equipment, net of
     accumulated depreciation ...............       5,082            1,578
Goodwill, net of accumulated amortization ...      59,569             --
Deferred income taxes .......................         881               65
Other assets ................................       1,181              272
                                                 --------         --------
                    Total assets ............    $141,027         $ 34,911
                                                 ========         ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ............................    $ 19,592         $  7,521
Accrued expenses ............................       4,690            1,362
Income taxes payable ........................       1,118            3,594
Current maturities of long-term debt and
     capital lease obligations ..............         688              364
                                                 --------         --------
                    Total current
                      liabilities ...........      26,088           12,841

Long-term debt and capital lease
   obligations, net of current
   maturities ...............................      16,332           13,686
                                                 --------         --------
                    Total liabilities .......      42,420           26,527


Preferred stock $.01 par value,
  10,000,000 shares authorized,
  no shares issued and outstanding
  in 1998 ...................................          --               --
Common stock, $.01 par value,
  50,000,000 shares authorized,
  15,530,000 shares issued and
  outstanding in 1998 and $10
  par value, 2,500,000 shares
  authorized, 145,000 shares
  issued and outstanding in 1997 ............         155            1,450
Treasury stock ..............................        --             (2,690)
Additional paid in capital ..................      88,774             --
Retained earnings ...........................       9,678            9,624
                                                 --------         --------
                  Total stockholders'
                      equity ................      98,607            8,384
                                                 --------         --------
                  Total liabilities and
                      stockholders' equity ..    $141,027         $ 34,911
                                                 ========         ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
               HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                ------------------------
                                                       March 31,
                                                ------------------------
                                                  1998            1997
                                                --------        --------
                                                  (in thousands, except
                                                     per share data)

Revenues .................................      $ 19,856        $ 12,776
Cost of sales ............................        12,387           7,772
                                                --------        --------
          Gross profit ...................         7,469           5,004

Operating expenses .......................         7,219           3,441
Goodwill amortization ....................            79            --
                                                --------        --------
          Operating income ...............           171           1,563

Other (income) expense, net ..............            (5)             (9)
Interest expense .........................           312             339
                                                --------        --------
          Income (loss) before taxes .....          (136)          1,233
Income taxes .............................           (45)            507
                                                --------        --------
          Net income (loss) ..............      $    (91)       $    726
                                                ========        ========
Net income (loss) per share:
          Basic ..........................      $  (0.02)       $   0.24
          Diluted ........................      $  (0.02)       $   0.24

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
               HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Six Months Ended
                                            --------------------------
                                                    March 31,
                                            --------------------------
                                              1998             1997
                                            --------          --------
                                              (in thousands, except
                                                 per share data)

Revenues .................................  $ 34,358          $ 24,234
Cost of sales ............................    20,942            14,742
                                            --------          --------
          Gross profit ...................    13,416             9,492

Operating expenses .......................    12,616             6,922
Goodwill amortization ....................        99              --
                                            --------          --------
          Operating income ...............       701             2,570

Other (income) expense, net ..............       (18)              (23)
Interest expense .........................       607               568
                                            --------          --------
          Income before taxes ............       112             2,025
Income taxes .............................        58               823
                                            --------          --------
          Net income .....................  $     54          $  1,202
                                            ========          ========
Net income per share:
          Basic ..........................  $   0.01          $   0.40
          Diluted ........................  $   0.01          $   0.40

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
               PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                     --------------------------
                                                             March 31,
                                                     --------------------------
                                                       1998             1997
                                                     --------          --------
                                                      (in thousands, except
                                                          per share data)

Revenues ...................................         $ 41,297          $ 35,374
Cost of sales ..............................           27,169            23,544
                                                     --------          --------
          Gross profit .....................           14,128            11,830

Operating expenses .........................            9,790             7,966
Goodwill amortization ......................              374               374
                                                     --------          --------
          Operating income .................            3,964             3,490

Other (income) expense, net ................              (30)              (40)
Interest expense ...........................              260               223
                                                     --------          --------
          Income before taxes ..............            3,734             3,307
Income taxes ...............................            1,684             1,509
                                                     --------          --------
          Net income .......................         $  2,050          $  1,798
                                                     ========          ========
Net income per share:
          Basic ............................         $   0.13          $   0.12
          Diluted ..........................         $   0.13          $   0.12

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
               PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Six Months Ended
                                                       -------------------------
                                                               March 31,
                                                       -------------------------
                                                         1998             1997
                                                       --------          -------
                                                        (in thousands, except
                                                           per share data)

Revenues .....................................         $ 80,339          $68,689
Cost of sales ................................           52,536           45,873
                                                       --------          -------
          Gross profit .......................           27,803           22,816

Operating expenses ...........................           20,589           16,455
Goodwill amortization ........................              748              748
                                                       --------          -------
          Operating income ...................            6,466            5,613

Other (income) expense, net ..................              (22)              86
Interest expense .............................              506              397
                                                       --------          -------
          Income before taxes ................            5,982            5,130
Income taxes .................................            2,759            2,410
                                                       --------          -------
          Net income .........................         $  3,223          $ 2,720
                                                       ========          =======
Net income per share:
          Basic ..............................         $   0.21          $  0.18
          Diluted ............................         $   0.21          $  0.18

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
               HISTORICAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                           ---------------------
                                                                 March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------     -------
                                                              (in thousands)
Cash Flows From Operating Activities:
         Net income ...................................    $     54     $ 1,202
Adjustments to reconcile net income to net cash
used in operating activities:
         Depreciation and amortization ................         204         110
         Deferred income taxes ........................        (187)        174
         Compensation expense related to issuance
               of management shares ...................       1,800        --
         Changes in operating assets and
           liabilities:
                        Accounts receivable ...........         443         125
                        Inventories ...................      (4,612)     (2,904)
                        Other current assets ..........         185        --
                        Accounts payable and
                          accrued expenses ............         673         599
                        Income taxes payable ..........      (3,854)        256
                        Other assets and
                          liabilities, net ............       1,259        --
                                                           --------     -------
              Net cash used in operating
                activities ............................      (4,035)       (438)

Cash Flows From Investing Activities:
         Capital expenditures .........................      (1,488)        (64)
         Cash paid for Founding Companies, net of
           cash acquired ..............................     (21,948)       --
         Other ........................................         (61)       (239)
                                                           --------     -------
              Net cash used in investing
                activities ............................     (23,497)       (303)

Cash Flows From Financing Activities:
         Principal payments on debt ...................     (35,820)        (91)
         Borrowings of debt ...........................      16,100         425
         Proceeds from issuance of Common Stock,
              net of offering costs ...................      50,815        --
         Debt issuance costs ..........................        (207)       --
                                                           --------     -------
              Net cash provided by financing
                activities ............................      30,888         334

Increase (decrease) in cash and cash equivalents ......       3,356        (407)

Cash and cash equivalents, beginning of period ........         733         407
                                                           --------     -------
Cash and cash equivalents, end of period ..............    $  4,089     $  --
                                                           ========     =======

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

      Pentacon was incorporated in March 1997. On March 10, 1998, Pentacon acquired the Founding Companies for consideration consisting of cash and Common Stock.

      For financial statement purposes, Alatec, one of the Founding Companies, has been identified as the accounting acquiror. Accordingly, the historical financial statements represent those of Alatec prior to the Acquisitions and the Offering. The Acquisitions were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and liabilities assumed of the Founding Companies has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

      The accompanying unaudited interim financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the financial statements and related notes thereto included in the Registration Statement.

      The pro forma financial information for the three and six months ended March 31, 1998 and 1997 includes the results of Pentacon combined with the Founding Companies as if the Acquisitions had occurred at the beginning of each respective three- and six-month period. The pro forma financial information includes the effects of (i) the Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they have agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to Common Stock issued to management (vi) amortization of goodwill resulting from the Acquisitions and (vii) advances under the Credit Facility (see Note 3) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 1 of Notes to Financial Statements of Pentacon and Alatec included in the Company's Registration Statement.

      In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Obtained for Internal Use. The SOP requires companies to capitalize qualifying computer software costs incurred during the application development stage. The SOP is effective for fiscal years beginning after December 15, 1998 and permits early adoption. The Company adopted the SOP in the quarter ended March 31, 1998. The adoption had no impact on net income as the Company's policy was materially consistent with the requirements of the SOP.

3.  CREDIT FACILITY

      Effective March 13, 1998, the Company entered into a credit agreement with NationsBank of Texas, N.A. (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $50.0 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures and working capital. The Credit Facility is secured by the stock of the Founding Companies. Advances under the Credit Facility bear interest at the bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest-bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 175 basis points, depending on the same ratios. Commitment fees of 20 to
37.5 basis points per annum are payable on the unused portion of the line of credit, based on the same ratio. The Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 13, 2001. On March 13, 1998, the Company borrowed $12.0 million under the Credit Facility, $10.0 million at an interest rate of 6.69% and $2.0 million at an interest rate of 8.50%. The approximate level of additional available borrowings under the Credit Facility at March 31, 1998, based upon eligible accounts receivable and inventory, was $21.0 million. On May 13, 1998, the Company increased the Credit Facility from $50.0 million to $75.0 million.

4.  CAPITAL STOCK

      On March 10, 1998, the Company completed the Offering, which involved the sale by the Company of 5,980,000 shares of Common Stock at a price to the public of $10.00 per share, including 780,000 shares pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $50.8 million. Of this amount, $23.3 million was used to pay the cash portion of the purchase price relating to the Acquisitions of the Founding Companies with the remainder being used to pay certain indebtedness of the Founding Companies, make capital expenditures and fund working capital requirements.

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of Common Stock for use in connection with future acquisitions was declared effective.

5.  EARNINGS PER SHARE

      The historical periods ended March 31, 1997 represent the results of operations of Alatec under its historical capital and income tax structure. Accordingly, the shares of Common Stock attributable to Alatec are presented to calculate earnings per share for these periods. The computation of net income per share for the three- and six-month periods ended March 31, 1998 and pro forma net income per share for the three- and six-month periods ended March 31, 1998 and 1997 is based on the weighted average of Common Stock outstanding as of March 31, 1998 which includes shares:

    Issued in consideration for acquisition of Founding
      Companies............................................    6,720,000
    Sold pursuant to the Offering and the over-allotment...    5,980,000
    Issued to McFarland, Grossman Capital Ventures, L.P. ..    2,295,000
    Issued to management and directors.....................      535,000
                                                              ----------
                                                              15,530,000

      Basic and diluted historical net income per share is computed based on the following information:

                                          Three Months Ended    Six Months Ended
                                          ------------------    ----------------
                                              March 31,             March 31,
                                          ------------------    ----------------
                                           1998        1997      1998      1997
                                          -------     ------    ------    ------
                                                  (in thousands)
BASIC:

Net income (loss) ....................    $   (91)    $  726    $   54    $1,202
                                          =======     ======    ======    ======
Average Common shares ................      6,040      2,969     4,488     2,969
                                          =======     ======    ======    ======
DILUTED:

Net income (loss) ....................    $   (91)    $  726    $   54    $1,202
                                          =======     ======    ======    ======
Average Common shares ................      6,040      2,969     4,488     2,969

Common share equivalents:
     Warrants ........................       --         --           3      --
     Options .........................       --         --          20      --
                                          -------     ------    ------    ------
          Total Common share
            equivalents ..............       --         --          23        20
                                          -------     ------    ------    ------
Average Common shares and
     Common share
     equivalents .....................      6,040      2,969     4,511     2,969
                                          =======     ======    ======    ======

      Basic and diluted pro forma net income per share is computed based on the following information:

                                        Three Months Ended     Six Months Ended
                                        ------------------    ------------------
                                              March 31,           March 31,
                                        ------------------    ------------------
                                          1998      1997       1998       1997
                                        -------    -------    -------    -------
                                                   (in thousands)
BASIC:

Net income .........................    $ 2,050    $ 1,798    $ 3,223    $ 2,720
                                        =======    =======    =======    =======
Average Common shares ..............     15,530     15,530     15,530     15,530
                                        =======    =======    =======    =======
DILUTED:

Net income .........................    $ 2,050    $ 1,798    $ 3,223    $ 2,720
                                        =======    =======    =======    =======
Average Common shares ..............     15,530     15,530     15,530     15,530

Common share equivalents:
     Warrants ......................         25         20         23         20
     Options .......................        170       --           85       --
                                        -------    -------    -------    -------
          Total Common share
            equivalents ............        195         20        108         20
                                        -------    -------    -------    -------
Average Common shares and
     Common share
     equivalents ...................     15,725     15,550     15,638     15,550
                                        =======    =======    =======    =======

6.  INCOME TAXES

      Prior to the Acquisitions, the stockholders of AXS and SSL elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, AXS and SSL did not pay federal and certain state income taxes as the AXS and SSL stockholders paid income taxes on their proportionate share of the respective company's earnings. Commencing with the Acquisitions, the Company will be taxed at applicable federal and state income tax rates.

      The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods subsequent to the acquisition date. The Founding Companies will each file a "short period" federal income tax return through the date of the Acquisitions.

      The provision for income taxes included in the Historical Consolidated Statements of Operations for the three- and six-month periods ended March 31, 1998 assumes the application of statutory federal and state income tax rates, the non-deductibility of goodwill amortization and the non-deductibility of $1.8 million of compensation related to Common Stock sold to management. The provision for income taxes included in the Pro Forma Consolidated Statements of Operations for the three- and six-month periods ended March 31, 1998 and 1997 assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. Interim period income tax provisions are based upon estimates of annual effective tax rates and events may occur which will cause such rates to vary.

7.  COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

                                 PENTACON, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements of the Company and related notes thereto, the financial statements of Alatec, Pentacon, AXS, Maumee and SSL and related notes thereto and management's discussion and analysis of financial condition and results of operations related thereto which are included in the Company's Registration Statement. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that could cause actual results to differ materially from expectations are, estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets, changes in economic and industry conditions and changes in regulatory requirements. These and other risks and assumptions are described in the Company's Registration Statement and reports that are available from the United States Securities and Exchange Commission.

RESULTS OF OPERATIONS

      The historical financial information represents the information of Alatec prior to the Acquisitions and the Offering and the consolidated results of Pentacon subsequent to the Acquisitions and the Offering on March 10, 1998. The historical financial information of Alatec is included in the discussions of the pro forma consolidated results of operations for the three- and six-month periods ended March 31, 1998 and 1997 which follow. In addition, the Historical Consolidated Statements of Operations for the three-and six-month periods ended March 31, 1998 reflect income taxes provided at the statutory federal and state income tax rates prior to non-deductible goodwill amortization and the non-deductible $1.8 million compensation expense related to the sale of Common Stock to management.

      The pro forma financial information for the three and six months ended March 31, 1998 and 1997 includes the results of Pentacon combined with the Founding Companies as if the Acquisitions had occurred at the beginning of each respective three- and six-month period. The pro forma financial information includes the effects of (i) the Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they have agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to Common Stock issued to management (vi) amortization of goodwill resulting from the Acquisitions and (vii) advances under the Credit Facility (see Note 3 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

      Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month or six-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month or six-month period or for a full fiscal year.

PRO FORMA THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

      The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues for the periods indicated:

                                                 Pro Forma
                                         Three Month Period Ended
                                                 March 31,
                               --------------------------------------------
                                        1998                   1997
                               --------------------    --------------------
                                        (dollar amounts in thousands)
Revenues ..................    $41,297        100.0    $35,374        100.0
Cost of  sales ............     27,169         65.8     23,544         66.6
                               -------      -------    -------      -------
  Gross profit ............     14,128         34.2     11,830         33.4

Operating expenses ........      9,790         23.7      7,966         22.5

Goodwill amortization .....        374          0.9        374          1.0
                               -------      -------    -------      -------
  Operating income ........      3,964          9.6      3,490          9.9

REVENUES

      Pro forma revenues increased 16.7% to $41.3 million for the three months ended March 31, 1998 from $35.4 million for the three months ended March 31, 1997. The increase in pro forma revenues was attributable to increases in sales by the Founding Companies, particularly Maumee and Alatec. Revenues for Maumee increased $3.5 million from the three months ended March 31, 1997 to the three months ended March 31, 1998 due to an increase in net sales to new and existing customers. Revenues for Alatec increased $2.0 million due to an increase in sales to existing customers.

COST OF SALES

      Pro forma cost of sales increased $3.7 million, or 15.7%, to $27.2 million for the three months ended March 31, 1998 from $23.5 million for the three months ended March 31, 1997. As a percentage of pro forma revenues, pro forma cost of sales decreased from 66.6% in the three months ended March 31, 1997 to 65.8% in the three months ended March 31, 1998. The decrease was primarily due to reductions at all Founding Companies with the exception of Maumee which experienced a slight increase due to a reduction in sales of a high-margin product. The decrease in cost of sales as a percentage of pro forma revenues at the remaining Founding Companies was a result of lower costs from suppliers, the ability to implement selective price increases and improvements in product mix.

OPERATING EXPENSES

      Pro forma operating expenses increased $1.8 million, or 22.5%, to $9.8 million for the three months ended March 31, 1998 from $8.0 million for the three months ended March 31, 1997. As a percentage of pro forma revenues, pro forma operating expenses increased to 23.7% for the three months ended March 31, 1998 from 22.5% for the three months ended March 31, 1997. This increase was primarily attributable to increases of $0.7 million at Alatec caused by the addition of a second shift and the addition of sales personnel, $0.6 million at Maumee resulting from additional personnel and overtime to support increased revenues and $0.3 million of new corporate overhead expense.

OPERATING INCOME

      Due to the factors discussed above, pro forma operating income increased $0.5 million to $4.0 million for the three months ended March 31, 1998 from $3.5 million for the three months ended March 31, 1997. As a percentage of pro forma revenues, pro forma operating income decreased to 9.6% for the three months ended March 31, 1998 from 9.9% for the three months ended March 31, 1997.


PRO FORMA SIX MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

      The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues for the periods indicated:

                                                      Pro Forma
                                                Six Month Period Ended
                                                       March 31,
                                      ------------------------------------------
                                              1998                   1997
                                      -------------------     ------------------
                                         (dollar amounts in thousands)
Revenues .......................      $80,339      100.0      $68,689      100.0

Cost of sales ..................       52,536       65.4       45,873       66.8
                                      -------      -----      -------      -----
    Gross profit ...............       27,803       34.6       22,816       33.2

Operating expenses .............       20,589       25.6       16,455       24.0

Goodwill amortization ..........          748        1.0          748        1.0
                                      -------      -----      -------      -----
    Operating income ...........        6,466        8.0        5,613        8.2

REVENUES

      Pro forma revenues increased $11.6 million, or 16.9%, to $80.3 million in the six months ended March 31, 1998 from $68.7 million in the six months ended March 31, 1997. The increase in pro forma revenues was attributable to several factors, including net sales to new customers and an increase in net sales to existing customers, primarily at Maumee, Alatec, and Capitol, partially offset by a decrease in net sales at AXS. Revenues for Alatec increased $5.1 million to $29.3 million in the six months ended March 31, 1998 from $24.2 million for the six months ended March 31, 1997 due to an increase in net sales to existing customers. Revenues for Maumee increased $7.0 million to $22.3 million for the six months ended March 31, 1998 from $15.3 million for the six months ended March 31, 1997 as a result of increases in net sales to new and existing customers. Revenues for Capitol increased $0.7 million to $6.0 million for the six months ended March 31, 1998 from $5.3 million for the six months ended March 31, 1997 due to increased sales to existing customers. These increases were partially offset by a decrease in AXS revenues of $1.0 million from $16.0 million for the six months ended March 31, 1997 to $15.0 million for the six months ended March 31, 1998 primarily due to the loss of a customer.

COST OF SALES

      Pro forma cost of sales increased $6.6 million to $52.5 million for the six months ended March 31, 1998 from $45.9 million for the six months ended March 31, 1997. As a percentage of pro forma revenues, pro forma cost of sales decreased to 65.4% of revenues for the six months ended March 31, 1998 from 66.8% of revenues for the six months ended March 31, 1997. The decrease was due to reductions at all Founding Companies with the exception of AXS. As a percentage of revenues, Alatec's cost of sales decreased to 58.7% in the six months ended March 31, 1998 from 60.8% in the six months ended March 31, 1997. The decrease was due to an increase in sales of product with higher margins and improved pricing on purchases. As a percentage of revenues, Maumee's cost of sales decreased to 71.6% for the six months ended March 31, 1998 from 74.9% for the six months ended March 31, 1997. The decrease resulted from an increase in sales of products with higher margins and the use of lower cost suppliers partially offset by a decline in sales of a high margin product. The decrease at SSL and Capitol was not significant. As a percentage of revenues, AXS' cost of sales increased to 68.0% in the six months ended March 31, 1998 from 67.1% in the six months ended March 31, 1997. The increase in costs was due to initial implementations of inventory management systems at customer locations.

OPERATING EXPENSES

      Pro forma operating expenses increased $4.1 million, or 24.8%, to $20.6 million for the six months ended March 31, 1998 from $16.5 million for the six months ended March 31, 1997. As a percentage of pro forma revenues, pro forma operating expenses increased to 25.6% for the six months ended March 31, 1998 from 24.0% for the six months ended March 31, 1997. The increase occurred primarily at Alatec ($2.2 million), Maumee ($1.2 million) and the corporate office ($0.5 million). The Alatec increase was the result of increased personnel to support increased sales volume, compensation increases, increased commissions on increased sales and professional fees incurred in connection with the purchase transaction. The Maumee increase was primarily due to the higher level of revenues, installation of a new computer system and increased professional fees incurred in connection with the purchase transaction. The corporate office increase was caused by costs of establishing the corporate office and fees for recruiting management.

OPERATING INCOME

      Due to the factors discussed above, pro forma operating income increased $0.9 million, or 16%, to $6.5 million for the six months ended March 31, 1998 from $5.6 million for the six months ended March 31, 1997. As a percentage of pro forma revenues, pro forma operating income decreased to 8.0% for the six months ended March 31, 1998 from 8.2% for the six months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used $4.0 million of net cash from operating activities during the six months ended March 31, 1998, primarily for working capital requirements. Net cash used in investing activities was $23.5 million, $21.9 million of which represents the cash paid for the Founding Companies, net of cash acquired. Net cash provided by financing activities was $30.9 million for the six months ended March 31, 1998 and primarily consisted of $50.8 million net proceeds of the Offering and $16.1 million of borrowings on long-term debt partially offset by $35.8 million repayment of long-term debt. At March 31, 1998, the Company had cash of $4.1 million, working capital of $48.2 million and total debt of $17.0 million.

      Effective March 13, 1998, the Company entered into a credit agreement with NationsBank of Texas, N.A. (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $50.0 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures and working capital. The Credit Facility is secured by the stock of the Founding Companies. Advances under the Credit Facility bear interest at the bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest-bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 175 basis points, depending on the same ratios. Commitment fees of 20 to
37.5 basis points per annum are payable on the unused portion of the line of credit, based on the same ratio. The Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 13, 2001. On March 13, 1998, the Company borrowed $12.0 million under the Credit Facility, $10.0 million at an interest rate of 6.69% and $2.0 million at an interest rate of 8.50%. The approximate level of additional available borrowings under the Credit Facility at March 31, 1998, based upon eligible accounts receivable and inventory, was $21.0 million. On May 13, 1998, the Company increased the Credit Facility from $50.0 million to $75.0 million.

      On March 10, 1998, the Company completed the Offering, which involved the sale by the Company of 5,980,000 shares of Common Stock at a price to the public of $10.00 per share, including 780,000 shares pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $50.8 million. Of this amount, $23.3 million was used to pay the cash portion of the purchase price relating to the Acquisitions of the Founding Companies with the remainder being used to pay certain indebtedness of the Founding Companies, make capital expenditures and fund working capital requirements.

      The Company's acquisition program may require significant additional capital. The Company intends to seek additional capital as necessary to fund such acquisitions through one or more funding sources that may include borrowings under the Credit Facility or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurances that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of Common Stock for use in connection with future acquisitions was declared effective.

      The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for internal management, accounting and reporting purposes and for revenue-generating activities. With respect to the Year 2000 issue, management has studied the scope and related costs of the modifications that will be required to ensure that the Company's computer-related systems -operating, accounting, reporting and administrative - will continue to meet its internal needs and the needs of its customers and suppliers. All Founding Companies have instituted processes to have existing information systems Year 2000 compliant by the middle of calendar 1999. Expenditures are not expected to be significant and will be expensed as incurred.

      The Company is also in the process of determining the extent to which the Company's suppliers and customers are Year 2000 compliant and expects to finalize this determination and to develop and implement any necessary plans to address deficiencies. Costs associated with any necessary plans will be expensed as incurred and are not expected to be significant. The Company does not anticipate any material disruptions in its operations related to the Year 2000 issue.

      In addition, the Company is in the process of selecting a new information system which will be installed at all operating entities and replace the Company's existing operating systems. The total expenditures for this new information system are expected to be approximately $6.0 million, the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. Funding for these expenditures will come from operating cash flows and funding under the Company's Credit Facility as necessary.

                           PART II - OTHER INFORMATION

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

      Set forth below is certain information concerning sales of securities by the Company during the three-month period ended March 31, 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

      On March 10, 1998, the Company issued 6,720,000 shares of Common Stock to the stockholders of the Founding Companies as part of the consideration for the Acquisitions. These shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

        27 - Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENTACON, INC.

Dated: May 15, 1998                       By: /s/ BRIAN FONTANA
                                              Senior Vice President
                                              & Chief Financial Officer