Form 10-Q
period 1998-06-30
PENTACON INC
filed 1998-08-11
CIK 1050504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER:       001-13931

                                 PENTACON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        76-0531585
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

YES   X       NO
    -----        -----

NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT, PAR VALUE $.01 PER SHARE, OUTSTANDING AT JULY 31, 1998 WAS 16,664,010.

                                                                               2
                                 PENTACON, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                      INDEX

Part I - Financial Information

      Item 1 - Financial Statements

            General Information................................................3

            Historical Consolidated Balance Sheets - Pentacon, Inc. as of
               June 30, 1998 and September 30, 1997............................4

            Consolidated Statements of Operations - Pentacon, Inc. Historical
               for the Three Months and Nine Months ended June 30, 1998 and
               1997 and Pro Forma for the Three Months and Nine Months ended
               June 30, 1998 and 1997..........................................5

            Historical Consolidated Statements of Cash Flows - Pentacon, Inc.
               for the Nine Months ended June 30, 1998 and 1997................9

            Notes to the Consolidated Financial Statements....................10

      Item 2 - Management's Discussion and Analysis of Financial Condition and
                     Results of Operations....................................15

Part II - Other Information

      Item 6 - Exhibits and Reports...........................................21

      Signature...............................................................21

                                                                               3
                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

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

                                                                               4
                                 PENTACON, INC.
                     HISTORICAL CONSOLIDATED BALANCE SHEETS

                                               JUNE 30, 1998  SEPTEMBER 30, 1997
                                               -------------  ------------------
                                                 (Unaudited)
                                               (in thousands, except share data)
                  ASSETS
Cash and cash equivalents .....................   $  1,080        $    733
Accounts receivable ...........................     25,124           7,892
Inventories ...................................     50,447          22,951
Deferred income taxes .........................      2,194           1,420
Other current assets ..........................        248            --
                                                  --------        --------

                    Total current assets ......     79,093          32,996

Property, plant and equipment, net of
      accumulated depreciation ................      5,636           1,578
Goodwill, net of accumulated amortization .....     66,407            --
Deferred income taxes .........................        943              65
Other assets ..................................      1,043             272
                                                  --------        --------

                    Total assets ..............   $153,122        $ 34,911
                                                  ========        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ..............................   $ 17,433        $  7,521
Accrued expenses ..............................      5,064           1,362
Income taxes payable ..........................        590           3,594
Current maturities of long-term debt and
     capital lease obligations ................        401             364
                                                  --------        --------
                    Total current liabilities .     23,488          12,841
Long-term debt and capital lease
     obligations, net of current maturities ...     23,642          13,686
                                                  --------        --------
                    Total liabilities .........     47,130          26,527

Preferred stock, $.01 par value,
     10,000,000 shares authorized, no
     shares issued and outstanding in 1998 ....       --              --
Common stock, $.01 par value,
     50,000,000 shares authorized,
     16,097,152 shares issued and outstanding
     in 1998 and $10 par value, 2,500,000 shares
     authorized, 145,000 shares issued and
     outstanding in 1997 ......................        161           1,450
Treasury stock ................................       --            (2,690)
Additional paid in capital ....................     94,032            --
Retained earnings .............................     11,799           9,624
                                                  --------        --------

         Total stockholders' equity ...........    105,992           8,384
                                                  --------        --------
                  Total liabilities and
                      stockholders' equity ....   $153,122        $ 34,911
                                                  ========        ========

The accompanying notes are an integral part of these statements.

                                                                               5
                                 PENTACON, INC.
                HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                       --------------------
                                                             June 30,
                                                       --------------------
                                                          1998        1997
                                                          ----        ----
                                                     (in thousands, except
                                                         per share data)

Revenues ...........................................   $ 46,428    $ 14,334
Cost of sales ......................................     30,380       8,798
                                                       --------    --------
          Gross profit .............................     16,048       5,536

Operating expenses .................................     10,931       3,649
Goodwill amortization ..............................        390        --
                                                       --------    --------
          Operating income .........................      4,727       1,887

Other (income) expense, net ........................        (49)         (9)
Interest expense ...................................        369         339
                                                       --------    --------
          Income before taxes ......................      4,407       1,557
Income taxes .......................................      2,286         640
                                                       --------    --------
          Net income ...............................   $  2,121    $    917
                                                       ========    ========
Net income per share:
          Basic ....................................   $   0.13    $   0.31
          Diluted ..................................   $   0.13    $   0.31

The accompanying notes are an integral part of these statements.

                                                                               6
                                 PENTACON, INC.
                      HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                    ---------------------------
                                                             June 30,
                                                    ---------------------------
                                                         1998        1997
                                                      --------    --------
                                                    (in thousands, except per
                                                           share data)

Revenues ..........................................   $ 80,786    $ 38,568
Cost of sales .....................................     51,322      23,540
                                                      --------    --------
          Gross profit ............................     29,464      15,028

Operating expenses ................................     23,547      10,571
Goodwill amortization .............................        489        --
                                                      --------    --------
          Operating income ........................      5,428       4,457

Other (income) expense, net .......................        (67)        (32)
Interest expense ..................................        976         907
                                                      --------    --------
          Income before taxes .....................      4,519       3,582
Income taxes ......................................      2,344       1,463
                                                      --------    --------
          Net income ..............................   $  2,175    $  2,119
                                                      ========    ========
Net income per share:
          Basic ...................................   $   0.26    $   0.71
          Diluted .................................   $   0.26    $   0.71


The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                   --------------------------
                                                            June 30,
                                                   --------------------------
                                                         1998       1997
                                                      --------    --------
                                                     (in thousands, except
                                                        per share data)

Revenues ..........................................   $ 46,428    $ 38,413
Cost of sales .....................................     30,380      25,206
                                                      --------    --------
          Gross profit ............................     16,048      13,207

Operating expenses ................................     10,931       8,270
Goodwill amortization .............................        390         374
                                                      --------    --------
          Operating income ........................      4,727       4,563

Other (income) expense, net .......................        (49)        (35)
Interest expense ..................................        369         262
                                                      --------    --------
          Income before taxes .....................      4,407       4,336
Income taxes ......................................      1,960       1,931
                                                      --------    --------
          Net income ..............................   $  2,447    $  2,405
                                                      ========    ========
Net income per share:
          Basic ...................................   $   0.15    $   0.15
          Diluted .................................   $   0.15    $   0.15

The accompanying notes are an integral part of these statements.

                                                                               8
                                 PENTACON, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                     ---------------------------
                                                              June 30,
                                                     ---------------------------
                                                        1998              1997
                                                        ----              ----
                                                        (in thousands, except
                                                           per share data)

Revenues ....................................        $ 126,767         $ 107,102
Cost of sales ...............................           82,916            71,079
                                                     ---------         ---------
          Gross profit ......................           43,851            36,023

Operating expenses ..........................           31,520            24,725
Goodwill amortization .......................            1,138             1,122
                                                     ---------         ---------

          Operating income ..................           11,193            10,176

Other (income) expense, net .................              (71)               51
Interest expense ............................              875               659
                                                     ---------         ---------

          Income before taxes ...............           10,389             9,466
Income taxes ................................            4,719             4,341
                                                     ---------         ---------
          Net income ........................        $   5,670         $   5,125
                                                     =========         =========
Net income per share:
          Basic .............................        $    0.36         $    0.33
          Diluted ...........................        $    0.36         $    0.33

The accompanying notes are an integral part of these statements.

                                                                               9
                                 PENTACON, INC.
                HISTORICAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended
                                                          ----------------------
                                                                  June 30,
                                                          ---------------------
                                                             1998         1997
                                                             ----         ----
                                                              (in thousands)
Cash Flows From Operating Activities:
         Net income ..................................    $  2,175     $  2,119
Adjustments to reconcile net income to net cash
  used in operating activities:
         Depreciation and amortization ...............         894          146
         Deferred income taxes .......................         213         (377)
         Compensation expense related to issuance
               of management shares ..................       1,800         --
         Changes in operating assets and liabilities:
                        Accounts receivable ..........        (379)        (226)
                        Inventories ..................      (8,056)      (2,957)
                        Other current assets .........         140         --
                        Accounts payable and accrued
                          expenses ...................      (2,543)       1,429
                        Income taxes payable .........      (4,383)        (487)
                        Other assets and liabilities,
                          net ........................       1,495         --
                                                          --------     --------
              Net cash used in operating activities ..      (8,644)        (353)

Cash Flows From Investing Activities:
         Capital expenditures ........................      (2,095)         (94)
         Cash paid for acquisitions, net of cash
           acquired ..................................      (3,917)        --
         Cash paid for Founding Companies, net of
           cash acquired .............................     (21,948)        --
         Other .......................................         (52)        (239)
                                                          --------     --------
              Net cash used in investing activities ..     (28,012)        (333)

Cash Flows From Financing Activities:
         Principal payments on debt ..................     (49,413)        (146)
         Borrowings of debt ..........................      35,900          425
         Proceeds from issuance of Common Stock,
           net of offering costs .....................      50,815         --
         Debt issuance costs .........................        (299)        --
                                                          --------     --------
              Net cash provided by financing
                activities ...........................      37,003          279

Increase (decrease) in cash and cash equivalents .....         347         (407)

Cash and cash equivalents, beginning of period .......         733          407
                                                          --------     --------

Cash and cash equivalents, end of period .............    $  1,080     $   --
                                                          ========     ========

The accompanying notes are an integral part of these statements.

                                                                              10
                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

      The pro forma financial information for the three and nine months ended June 30, 1998 and 1997 includes the results of Pentacon combined with the Founding Companies as if the Acquisitions had occurred at the beginning of each respective three- and nine-month period. The pro forma financial information includes the effects of (i) the Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to Common Stock issued to management (vi) amortization of goodwill resulting from the Acquisitions and (vii) advances under the Credit Facility (see Note 4) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Acquisitions subsequent to the Offering are included in the Historical and Pro Forma Consolidated Statements of Operations only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

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

3.  ACQUISITIONS

      During the quarter ended June 30, 1998, the Company completed two acquisitions. In May 1998, the Company acquired Pace Products, Inc., a distributor of fasteners and other small parts which also provides inventory procurement and management services primarily to the telecommunications industry. In June 1998, the Company acquired D-Bolt Company Inc., a distributor of fasteners and other small parts primarily to the fabrication, construction and mining industries. The consideration paid consisted of an aggregate of 567,152 shares of Common Stock and approximately $4.1 million in cash. The allocations of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

      If all acquisitions completed during the nine months ended June 30, 1998, including the Founding Companies, were effective on the first day of the period being reported, the pro forma revenues, gross margin, operating income and net income would have been:

                                            Nine Months Ended
                                  ---------------------------------------
                                                 June 30,
                                  ---------------------------------------
                                          1998               1997
                                          ----               ----
                                   (in thousands, except per share data)

    Revenues.....................      $ 136,410           $ 117,116
    Gross margin.................         47,360              39,585
    Operating income.............         12,218              10,390
    Net income...................          6,057               5,081
    Net income per share:
         Basic...................      $    0.38           $    0.32
         Diluted.................      $    0.38           $    0.32

      In July 1998, the Company acquired Texas International Aviation, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. Texas International Aviation, Inc. has annualized revenues of approximately $30.0 million. The consideration paid consisted of an aggregate of 566,858 shares of Common Stock and approximately $10.6 million in cash.

4.  CREDIT FACILITY

      Effective March 13, 1998, the Company entered into a credit agreement with NationsBank of Texas, N.A. (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $50.0 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures and working capital. The Credit Facility is secured by the stock of the Founding Companies. Advances under the Credit Facility bear interest at the bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest-bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 175 basis points, depending on the same ratios. Commitment fees of 20 to 37.5 basis points per annum are payable on the unused portion of the line of credit, based on the same ratio. The Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 13, 2001. On May 13, 1998, the Company increased the Credit Facility from $50.0 million to $75.0 million. On July 17, 1998, the Company amended the borrowing base provisions of the Credit Facility in connection with the acquisition of Texas International Aviation, Inc. (See Note 3). At June 30, 1998, the Company had borrowed $20.9 million under the amended Credit Facility and the approximate level of additional available borrowings based upon eligible accounts receivable and inventory was $17.6 million.

5.  CAPITAL STOCK

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

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of Common Stock for use in connection with future acquisitions was declared effective. During the three months ended June 30, 1998, 567,152 shares of Common Stock were issued in connection with acquisitions (See Note 3).

6.  EARNINGS PER SHARE

      The historical periods ended June 30, 1997 represent the results of operations of Alatec under its historical capital and income tax structure. Accordingly, the shares of Common Stock attributable to Alatec are presented to calculate earnings per share for these periods. The computation of net income per share for the three- and nine-month periods ended June 30, 1998 and pro forma net income per share for the three- and nine-month periods ended June 30, 1998 and 1997 is based on the weighted average shares of Common Stock outstanding as of June 30, 1998, which includes shares:

    Issued in consideration for acquisition of Founding
       Companies...........................................    6,720,000
    Sold pursuant to the Offering and the over-allotment...    5,980,000
    Issued to McFarland, Grossman Capital Ventures, L.P....    2,295,000
    Issued to management and directors.....................      535,000
    Issued in connection with acquisitions.................      567,152
                                                              ----------
                                                              16,097,152

     Basic and diluted historical net income per share is computed based on the following information:

                                      Three Months Ended      Nine Months Ended
                                     -------------------     -------------------
                                          June 30,                 June 30,
                                     -------------------     -------------------
                                      1998        1997         1998        1997
                                      ----        ----         ----        ----
BASIC:                                           (in thousands)

Net income .....................     $ 2,121     $   917     $ 2,175     $ 2,119
                                     =======     =======     =======     =======

Average Common shares ..........      15,721       2,969       8,232       2,969
                                     =======     =======     =======     =======

DILUTED:

Net income .....................     $ 2,121     $   917     $ 2,175     $ 2,119
                                     =======     =======     =======     =======

Average Common shares ..........      15,721       2,969       8,232       2,969

Common share equivalents:
     Warrants ..................          25        --             9        --
     Options ...................         188        --            36        --
                                     -------     -------     -------     -------
          Total Common share
            equivalents ........         213        --            45        --
                                     -------     -------     -------     -------
Average Common shares and
     Common share equivalents ..      15,934       2,969       8,277       2,969
                                     =======     =======     =======     =======

      Basic and diluted pro forma net income per share is computed based on the following information:

                                      Three Months Ended      Nine Months Ended
                                     --------------------   --------------------
                                           June 30,                June 30,
                                     --------------------   --------------------
                                       1998        1997         1998      1997
                                       ----        ----         ----      ----
                                                (in thousands)
BASIC:

Net income .....................     $ 2,447     $ 2,405     $ 5,670     $ 5,125
                                     =======     =======     =======     =======

Average Common shares ..........      15,721      15,530      15,594      15,530
                                     =======     =======     =======     =======

DILUTED:

Net income .....................     $ 2,447     $ 2,405     $ 5,670     $ 5,125
                                     =======     =======     =======     =======

Average Common shares ..........      15,721      15,530      15,594      15,530

Common share equivalents:
     Warrants ..................          25          20          23          20
     Options ...................         188        --            85        --
                                     -------     -------     -------     -------
          Total Common share
            equivalents ........         213          20         108          20
                                     -------     -------     -------     -------
Average Common shares and
     Common share equivalents ..      15,934      15,550      15,702      15,550
                                     =======     =======     =======     =======

                                                                              14
7.  INCOME TAXES

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

      The provision for income taxes included in the Historical Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 1998 assumes the application of statutory federal and state income tax rates, the non-deductibility of goodwill amortization and the non-deductibility of $1.8 million of compensation related to Common Stock sold to management. The provision for income taxes included in the Pro Forma Consolidated Statements of Operations for the three- and nine-month periods ended June 30, 1998 and 1997 assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. Interim period income tax provisions are based upon estimates of annual effective tax rates and events may occur which will cause such rates to vary.

8.  COMMITMENTS AND CONTINGENCIES

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

                                                                              15
                                 PENTACON, INC.

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

RESULTS OF OPERATIONS

      The pro forma financial information for the three and nine months ended June 30, 1998 and 1997 includes the results of Pentacon combined with the Founding Companies as if the Acquisitions had occurred at the beginning of each respective three- and nine-month period. The pro forma financial information includes the effects of (i) the Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to Common Stock issued to management (vi) amortization of goodwill resulting from the Acquisitions and (vii) advances under the Credit Facility (see Note 4 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Acquisitions subsequent to the Offering are included in the Pro Forma Consolidated Statements of Operations only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

      Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month or nine-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month or nine-month period or for a full fiscal year.

PRO FORMA THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

      The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues for the periods indicated:

                                                                              16
                                                         Pro Forma
                                                  Three Month Period Ended
                                                          June 30,
                                            ------------------------------------
                                                  1998                1997
                                            -----------------  -----------------
                                                (dollar amounts in thousands)

Revenues .................................   $46,428   100.0%   $38,413   100.0%
Cost of  sales ...........................    30,380    65.4     25,206    65.6
                                             -------   -----    -------   -----
                   Gross profit ..........    16,048    34.6     13,207    34.4

Operating expenses .......................    10,931    23.6      8,270    21.5
Goodwill amortization ....................       390     0.8        374     1.0
                                             -------   -----    -------   -----
                   Operating income ......     4,727    10.2      4,563    11.9

REVENUES

      Pro forma revenues increased 20.8% to $46.4 million for the three months ended June 30, 1998 from $38.4 million for the three months ended June 30, 1997. The increase in pro forma revenues was attributable to internal revenue growth of the Founding Companies of $6.4 million, or 16.8%, with the remainder resulting from acquisitions during the three month period ended June 30, 1998. The increase in Founding Companies' pro forma revenues primarily resulted from increases in sales to existing customers.

COST OF SALES

      Pro forma cost of sales increased $5.2 million, or 20.6%, to $30.4 million for the three months ended June 30, 1998 from $25.2 million for the three months ended June 30, 1997. As a percentage of pro forma revenues, pro forma cost of sales decreased from 65.6% in the three months ended June 30, 1997 to 65.4% in the three months ended June 30, 1998. The decrease in pro forma cost of sales as a percentage of pro forma revenues was a result of reductions in the percentage by the Founding Companies and was due to the ability to implement selective price increases and improvements in product mix.

OPERATING EXPENSES

      Pro forma operating expenses increased $2.6 million, or 31.3%, to $10.9 million for the three months ended June 30, 1998 from $8.3 million for the three months ended June 30, 1997. As a percentage of pro forma revenues, pro forma operating expenses increased to 23.6% for the three months ended June 30, 1998 from 21.5% for the three months ended June 30, 1997. The increase was primarily attributable to additions of sales and warehouse personnel to handle increased sales volume, higher sales commissions resulting from increased international sales and the costs of establishing a corporate office.

OPERATING INCOME

      Due to the factors discussed above, pro forma operating income increased $0.1 million to $4.7 million for the three months ended June 30, 1998 from $4.6 million for the three months ended June 30, 1997. As a percentage of pro forma revenues, pro forma operating income decreased to 10.2% for the three months ended June 30, 1998 from 11.9% for the three months ended June 30, 1997.

                                                                              17
PRO FORMA NINE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

      The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues for the periods indicated:

                                                   Pro Forma
                                            Nine Month Period Ended
                                                   June 30,
                                    ----------------------------------------
                                            1998                 1997
                                    -------------------   ------------------
                                         (dollar amounts in thousands)

Revenues ........................... $126,767   100.0%   $107,102   100.0%
Cost of sales ......................   82,916    65.4      71,079    66.4
                                     --------   -----    --------   -----
          Gross profit .............   43,851    34.6      36,023    33.6

Operating expenses .................   31,520    24.9      24,725    23.1
Goodwill amortization ..............    1,138     0.9       1,122     1.0
                                     --------   -----    --------   -----
          Operating income .........   11,193     8.8      10,176     9.5

REVENUES

      Pro forma revenues increased $19.7 million, or 18.4%, to $126.8 million in the nine months ended June 30, 1998 from $107.1 million in the nine months ended June 30, 1997. Pro forma revenues of the Founding Companies increased $18.1 million or 16.9% over the nine-month period ended June 30, 1997. The increase in pro forma revenues of the Founding Companies was attributable to several factors, including increases in net sales to new customers and an increase in net sales to existing customers.

COST OF SALES

      Pro forma cost of sales increased $11.8 million to $82.9 million for the nine months ended June 30, 1998 from $71.1 million for the nine months ended June 30, 1997. As a percentage of pro forma revenues, pro forma cost of sales decreased to 65.4% of revenues for the nine months ended June 30, 1998 from 66.4% of revenues for the nine months ended June 30, 1997. The decrease resulted from an increase in sales of product with higher margins and improved pricing on purchases partially offset by increases in costs of initial implementations of inventory management systems at customer locations.

OPERATING EXPENSES

      Pro forma operating expenses increased $6.8 million, or 27.5%, to $31.5 million for the nine months ended June 30, 1998 from $24.7 million for the nine months ended June 30, 1997. As a percentage of pro forma revenues, pro forma operating expenses increased to 24.9% for the nine months ended June 30, 1998 from 23.1% for the nine months ended June 30, 1997. The increase was the result of the increased level of revenues, increased commissions on international sales, compensation increases, increased professional fees incurred in connection with the purchase transaction and the costs of establishing a corporate office.

                                                                              18
OPERATING INCOME

      Due to the factors discussed above, pro forma operating income increased $1.0 million, or 9.8%, to $11.2 million for the nine months ended June 30, 1998 from $10.2 million for the nine months ended June 30, 1997. As a percentage of pro forma revenues, pro forma operating income decreased to 8.8% for the nine months ended June 30, 1998 from 9.5% for the nine months ended June 30, 1997.

HISTORICAL THREE MONTH AND NINE MONTH PERIODS ENDED JUNE 30, 1998
AND 1997

      The historical financial information represents the information of Alatec prior to the Acquisitions and the Offering and the consolidated results of Pentacon subsequent to the Acquisitions and the Offering on March 10, 1998. The following table sets forth certain selected historical financial data as a percentage of historical revenues for the periods indicated:

                                                  Historical
                                           Three Month Period Ended
                                                   June 30,
                                    ----------------------------------------
                                           1998                 1997
                                    -------------------   ------------------
                                         (dollar amounts in thousands)

Revenues .............................  $46,428   100.0%   $14,334   100.0%
Cost of sales ........................   30,380    65.4      8,798    61.4
                                        -------   -----    -------   -----
          Gross profit ...............   16,048    34.6      5,536    38.6

Operating expenses ...................   10,931    23.5      3,649    25.4
Goodwill amortization ................      390     0.9       --       --
                                        -------   -----    -------   -----
          Operating income ...........    4,727    10.2      1,887    13.2

      The increase in historical revenues, cost of sales and operating expenses for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 results primarily from the Acquisitions and, to a lesser extent, from an increase in Alatec's revenues, cost of sales and operating expenses. The increase in goodwill amortization results entirely from the Acquisitions. The increase in operating income is due to the factors discussed above.

                                                  Historical
                                            Nine Month Period Ended
                                                   June 30,
                                    ----------------------------------------
                                           1998                 1997
                                    -------------------   ------------------
                                         (dollar amounts in thousands)

Revenues ...........................   $80,786   100.0%   $38,568   100.0%
Cost of sales ......................    51,322    63.5     23,540    61.0
                                       -------   -----    -------   -----
          Gross profit .............    29,464    36.5     15,028    39.0

Operating expenses .................    23,547    29.2     10,571    27.4
Goodwill amortization ..............       489     0.6       --       --
                                       -------   -----    -------   -----
          Operating income .........     5,428     6.7      4,457    11.6

      The increase in historical revenues, cost of sales and operating expenses for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 results primarily from the Acquisitions and, to a lesser extent, from an increase in Alatec's revenues, cost

                                                                              19
of sales and operating expenses. The increase in goodwill amortization results entirely from the Acquisitions. The increase in operating income is due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used $8.6 million of net cash from operating activities during the nine months ended June 30, 1998, primarily for working capital requirements. Net cash used in investing activities was $28.0 million, $21.9 million of which represents the cash paid for the Founding Companies, net of cash acquired, and $3.9 million of which represents cash paid for acquisitions, net of cash acquired. Net cash provided by financing activities was $37.0 million for the nine months ended June 30, 1998 and primarily consisted of $50.8 million net proceeds of the Offering and $35.9 million of borrowings on long-term debt partially offset by $49.4 million repayment of long-term debt. At June 30, 1998, the Company had cash of $1.1 million, working capital of $55.6 million and total debt of $24.0 million.

      Effective March 13, 1998, the Company entered into a credit agreement with NationsBank of Texas, N.A. (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $50.0 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures and working capital. The Credit Facility is secured by the stock of the Founding Companies. Advances under the Credit Facility bear interest at the bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest-bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 100 to 175 basis points, depending on the same ratios. Commitment fees of 20 to
37.5 basis points per annum are payable on the unused portion of the line of credit, based on the same ratio. The Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 13, 2001. On May 13, 1998, the Company increased the Credit Facility from $50.0 million to $75.0 million. On July 17, 1998, the Company amended the borrowing base provisions of the Credit Facility in connection with the acquisition of Texas International Aviation, Inc. (See Note 3). At June 30, 1998, the Company had borrowed $20.9 million under the amended Credit Facility and the approximate level of additional available borrowings based upon eligible accounts receivable and inventory was $17.6 million.

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

      The Company's acquisition program may require significant additional capital. The Company intends to seek additional capital as necessary to fund such acquisitions through one or

                                                                              20
more funding sources that may include borrowings under the Credit Facility or offerings of debt and/or equity securities of the Company. Cash provided by operating activities may also be used to fund a portion of future acquisitions. Although management believes that the Company will be able to obtain sufficient capital to fund acquisitions, there can be no assurances that such capital will be available to the Company at the time it is required or on terms acceptable to the Company.

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of Common Stock for use in connection with future acquisitions was declared effective. During the three months ended June 30, 1998, 567,152 shares of Common Stock were issued in connection with acquisitions (See Note 3).

      The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for internal management, accounting and reporting purposes and for revenue-generating activities. With respect to the Year 2000 issue, management has studied the scope and related costs of the modifications that will be required to ensure that the Company's computer-related systems - operating, accounting, reporting and administrative - will continue to meet its internal needs and the needs of its customers and suppliers. All Founding Companies have instituted processes to have existing information systems Year 2000 compliant by the middle of calendar 1999. Expenditures are not expected to be significant and will be expensed as incurred.

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

                           PART II -OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

   27 - Financial Data Schedule

(b)  REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K dated June 9, 1998 which included a copy of a press release announcing that (i) it had signed letters of intent to acquire two fastener distribution companies and (ii) it had closed on the acquisition of Pace Products, Inc.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PENTACON, INC.



Dated: August 11, 1998               By:   /s/ BRIAN FONTANA
                                           Senior Vice President
                                           & Chief Financial Officer



                               <DOCUMENT TO COME>