Form 10-K405
period 1998-09-30
PENTACON INC
filed 1998-12-29
CIK 1050504

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

COMMISSION FILE NUMBER:       001-13931

                               PENTACON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   76-0531585
(STATE OF OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


     10375 RICHMOND AVE., SUITE 700                    HOUSTON, TEXAS 77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                  713-860-1000
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR
                                                VALUE $.01 PER SHARE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   [X]       NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    [X]

AS OF DECEMBER 15, 1998, THERE WERE 16,668,129 SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $43,250,000 BASED UPON THE CLOSING PRICE OF $4.00 PER SHARE ON DECEMBER 15, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE

NONE.

                                 PENTACON, INC.
           FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                             TABLE OF CONTENTS

                                      PART I                        PAGE
                                                                    ----
     Items 1
      and 2.  Business and Properties............................       1
     Item 3.  Legal Proceedings..................................       8
     Item 4.  Submission of Matters to a Vote of Security
                Holders..........................................       8

                                      PART II

     Item 5.  Market for  Registrant's  Common Stock and Related
                Stockholder Matters..............................       9
     Item 6.  Selected Financial Data............................      11
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............      11
     Item 7a. Quantitative and Qualitative Disclosures About
                Market Risk......................................      17
     Item 8.  Financial Statements and Supplementary Data........      18
     Item 9.  Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure..............      36

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant.      37
     Item 11. Executive Compensation.............................      39
     Item 12. Security Ownership of Certain Beneficial Owners
                and Management...................................      42
     Item 13. Certain Relationships and Related Party
                Transactions.....................................      43

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K..............................      44

      This document contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to; (1) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (2) changes in economic and industry conditions; (3) changes in regulatory requirements; (4) changes in interest rates; (5) levels of borrowings under the Company's Credit Facility; (6) accumulation of excess inventories by certain customers in the aerospace industry; and (7) volume or price adjustments with respect to sales to major customers. These and other risks and assumptions are described in the Company's reports that are available from the United States Securities and Exchange Commission.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

      The Company is the second largest distributor of fasteners and small parts to original equipment manufacturers ("OEMs") in the United States. Fasteners and small parts are incorporated into a wide variety of end use applications across a broad spectrum of industries and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications. The Company is an industry leader in the provision of advanced inventory management services for fasteners and small parts including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and electronic data interchange to OEMs. The Company offers its customers comprehensive supply chain management solutions designed to reduce their procurement and management costs and enhance their overall production efficiencies. The Company believes that the fastener distribution industry is in the early stages of consolidation. The Company attributes this consolidation primarily to OEMs focusing on their core competencies, streamlining their production processes and reducing their overall production costs by reducing the number of their suppliers and by outsourcing certain inventory management functions to more efficient providers. The Company's objective is to lead the consolidation of the fastener industry and to differentiate itself from its competitors by leveraging its nationwide distribution network, breadth of product line and sophisticated supply chain management capabilities.

      The Company has two principal operating groups: the Aerospace Group and the Industrial Group. The Aerospace Group serves the aerospace and aeronautics industries and the Industrial Group serves a broad base of industrial manufacturers producing items such as diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment and refrigeration equipment. The Company's largest customers include The Boeing Company, Cummins Engine, General Electric Corporation, Harley-Davidson, Inc., the Hughes Aircraft subsidiary of General Motors Corporation, The Trane Company and Lockheed Martin Corporation. The Company's relationships with these large customers have been built over 7 to 30 years.

INDUSTRY OVERVIEW

      Companies operating in the fastener distribution business can generally be characterized by the end users they serve, which are comprised broadly of OEMs, maintenance and repair operations ("MROs") and construction companies. The traditional fastener distribution market is similar to most industrial distribution markets. Fasteners are purchased from both domestic and overseas manufacturers and sold to both domestic and overseas customers. The majority of these fasteners are sold to OEM and MRO clients on a purchase order basis. Some smaller distributors specialize along industry lines because of the uniqueness of manufacturer requirements. Other smaller distributors provide a wide range of fasteners used for general assembly. Larger distributors, such as the Company, generally provide a wide range of fasteners as well as fasteners which meet certain specialized industry needs.

      U.S. sales by fastener manufacturers were estimated to be approximately $8.0 billion in 1996; the global market for fasteners is estimated to be $25.0 billion. The total market for fasteners can reasonably be expected to be significantly larger than this because resales by fastener distributors include a markup on the manufacturer's cost and the addition of revenues for related value added inventory management services. The OEM market represents approximately 80% of the total U.S. fastener market, while the MRO market accounts for approximately 13%. Construction and other markets account for the remaining 7%. There are over 2,000 fastener distributors in the United States, none of which is responsible for more than 5% of the market's sales.

      Many customers are seeking to reduce their operating costs by decreasing the number of their fastener distributors by often eliminating those suppliers offering limited ranges of products and services. The Company believes that these trends have placed some small, owner-operated fastener distributors at a competitive disadvantage because of their limited product lines and inability to provide value-added services. In addition, small distributors have limited access to the capital resources necessary to modernize and expand their capabilities, automate their inventory processes, offer component kit assembly and install quality control laboratories. The owners of these businesses often have not had an exit strategy, leaving them with few attractive liquidity options.

BUSINESS STRATEGY

      The Company's objective is to further its market position as a leading distributor of fasteners and small parts and enhance shareholder value. Key elements of the Company's business strategy include:

      DELIVER SUPERIOR CUSTOMER SERVICE. The Company's customers choose fastener suppliers based, in significant part, on the quality and reliability of service. The Company believes that superior customer service includes meeting just-in-time delivery schedules which are critical to its customers' production processes and providing innovative supply chain management services to its customers' businesses, which can help its customers improve their operating efficiencies and reduce their costs. By providing these services, the Company becomes more integrated into its customers' internal manufacturing and decision making processes. The Company believes such integration leads to higher customer sales to existing customers and improves customer retention. In connection with its strategy to continuously improve customer service, the Company continues to identify and adopt "best practices" of each of its subsidiaries that can be successfully implemented throughout the Company.

      GROW SALES REVENUE. The Company will seek to grow internally generated revenues by (i) capturing market share from smaller competitors who cannot match its product breadth or geographic coverage, (ii) pursuing the expanding opportunities to deliver a wide range of inventory management services, which less sophisticated distributors are less capable of providing, (iii) expanding the number of sites from which it provides services to existing multi-site customers and (iv) pursuing new multi-site customers.

       EXPAND OPERATING MARGINS. The Company believes that there are opportunities to further increase its margins. The Company seeks to utilize purchasing power to gain discounts, integrate its operations by consolidating distribution facilities, certain information systems, administrative functions and employee benefits, and provide more value-added services. In addition, as the Company acquires additional companies it expects to increase their operating margins by reducing their overhead costs by integrating them into its corporate structure.

       PURSUE STRATEGIC ACQUISITIONS. The Company has a disciplined acquisition program, which targets companies that will help it increase its presence in markets it currently serves, develop new customer relationships and expand its range of products and services. Since the Company's initial public offering, it has increased its annual run rate of revenues through the acquisition of four additional companies: Pace Products, Inc., D-Bolt Company, Inc., Texas International Aviation, Inc. and ASI Aerospace Group Inc. The addition of Texas International and ASI added significant product depth and market share in the aerospace industry and resulted in the Company's Aerospace Group becoming one of the premier aerospace fastener distribution and related service companies in the United States.

PRODUCTS

      The Company distributes over 100,000 different types of fasteners and other small parts.

      FASTENERS. Fasteners sold by the Company include screws, bolts, nuts, washers, rings, pins, rivets and staples. These items come in a variety of materials, sizes, platings and shapes. The variety and degree of engineering is driven by the end-use requirement or specification of the fastener, such as strength, resistance to corrosion, reusability and many other factors. The Company's sales and purchasing departments have extensive knowledge of the available products offered by fastener manufacturers and can assist OEMs in selecting the appropriate fastener for a given application. Some of the more common variable characteristics of the fasteners sold by the Company include:

      o Materials -- The materials used in the manufacture of fasteners include steel, brass, aluminum, nylon, bronze, stainless steel, titanium, copper, polypropylene, alloys and other materials. Most of these materials come in different grades with each having a unique set of properties.

      o Sizes -- The sizes vary by length, outside diameter, depth of the threads, threads per inch or centimeter and pitch, or angle, of the threads.

      o Platings -- Platings may be applied to enhance the properties of a given metal, and include zinc, cadmium, chrome, nickel, organic and other materials.

      o Shapes -- The range of shapes is broad, including hex head, U-bolt, L-bolt, shouldered, eye bolt, external tooth, internal tooth and many others.

      OTHER SMALL PARTS. The Company also distributes other small parts used by OEMs to assemble their products. These items include standoffs, inserts, clamps, spacers, springs, brackets, electrical connectors, small molded parts, cable ties, plugs, hoses, fittings and other small parts. Like fasteners, these parts come in many shapes, sizes and materials depending upon the designated end use. OEMs are increasingly requesting that the Company provide these parts because they are often used during the manufacturing or assembly process in conjunction with the fasteners supplied by the Company.

SERVICES

      In connection with its sale of fasteners and other small parts, the Company also provides a wide range of value-added supply chain services to OEMs, designed to reduce their parts procurement and management costs, enhance their production efficiency and reduce their overall production costs. These value-added services also benefit the Company by further integrating the Company into its customers' manufacturing, planning and decision-making processes. The Company's services include:

      INVENTORY PROCUREMENT AND MANAGEMENT SYSTEMS. Increasingly, manufacturers are outsourcing their inventory management needs to distributors. These services range from installing a simple inventory bin card system to developing a complete turn-key inventory management system with full-time staff, which may be located on the customer's site. These inventory systems are designed to meet the specific needs of the Company's customers. They range in sophistication from helping the OEM set appropriate order quantities and frequencies to delivering the correct fastener or small part to the assembly floor on a just-in-time ("JIT") basis. In some cases, the Company utilizes computer systems deployed at the OEM's sites to facilitate the management of its fastener and parts inventories. Inventory replenishment services and product consolidation services decrease the number of invoices which the customer has to process, decrease the number of vendors with whom the customer has to process transactions, lower the customer's inventory carrying cost and allow customers to focus on their core manufacturing business.

      KIT AND SUB-ASSEMBLY SERVICES. OEMs often request that the Company package several fasteners or parts into a package or "kit." A common use of this service is to supply fastener kits included with products the consumer is required to assemble such as lawn mowers, bicycles and furniture. The use of kits has also expanded into the manufacturing environment. Manufacturers frequently desire to have several related fasteners or components arrive at the assembly line in a single package; this ensures that all of the parts arrive at the same time and that no part will be missed in the installation process. The kit process aids the manufacturer by decreasing the number of distributors needed and improves productivity by having the fasteners delivered to the assembly line with the other related parts. Kit services improve the efficiency and effectiveness of the manufacturing line and decrease the number of "stock outs" and subsequent manufacturing line stoppages.

      Customers may request that two or more parts in a kit be pre-assembled into a single unit prior to being placed in the kit. These services are closely related to the kit services offered by the Company. Similar to kits, sub-assembly services performed by the Company improve the productivity of the OEM's manufacturing line.

      QUALITY ASSURANCE TESTING. These services involve the testing of fasteners to ensure they meet the specifications stated by the manufacturer. Although fasteners are not a significant part of the cost of a product, they are often critical components whose failure can cause the entire product to fail. As a result, many OEMs require strict quality control with respect to the fasteners. The Company has installed specialized equipment and laboratories and hired trained technicians to perform quality control tests on some of their fastener products. Quality assurance services lower the warranty costs of the OEMs. The Company operates four laboratories to test fasteners. The laboratories can test metallurgy, size consistency, corrosion and strength as well as other properties. Additionally, two of its subsidiaries' locations are ISO-9002 certified.

      PRODUCT ENHANCEMENT SERVICES. In order to meet the exacting requirements of customers, the Company maintains relationships with suppliers that provide plating, galvanizing and coating services. These services are used to enhance in-stock fasteners in order to meet the specific requirements of OEMs. The ability of the Company to manage the process and quickly respond to small orders enhances the Company's relationship with its customers.

      ENGINEERING SERVICES. The Company may provide advice regarding the types of fasteners to use in a product. These services are often used by customers during early product development or re-engineering to decrease the production cost, improve the assembly process or enhance the product quality. The Company works with its customers' engineering departments to select the appropriate fasteners and components based upon the customer's specifications. These services often lower the customers' cost by reducing the number of fasteners required to assemble the product, replacing expensive special fasteners with less expensive standard fasteners, reducing cycle times for new product development, or identifying different coatings to improve quality.

      ELECTRONIC DATA INTERCHANGE ("EDI") SERVICES. The Company offers a wide range of EDI services to its customers. In addition to offering invoice and payment options, the Company can also offer its customers direct access to its current inventory, images of fasteners with related specifications and the ability to enter an order directly into the Company's system.

CUSTOMERS

      The Company's subsidiaries have been in business for an average of 25 years and have developed a significant number of strong customer relationships. These customers manufacture a wide variety of products including diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment, refrigeration equipment and aerospace equipment. Our ten largest customers include Cummins Engine Company, General Electric Corporation, Harley-Davidson, Inc., the Hughes Aircraft subsidiary of General Motors, The Trane Company, The Boeing Company and Lockheed Martin Corporation, and represent approximately 40% of revenues (on a pro forma basis) for the year ended September 30, 1998. Revenues for this same period to The Boeing Company and Cummins Engine Company, our two largest customers, represented 10% and 11% of total revenues (on a pro forma basis), respectively. The Company's relationships with The Boeing Company and Cummins Engine Company have been built over the last 30 and 7 years, respectively. On December 1, 1998, The Boeing Company announced that it will reduce its production rates of certain commercial aircraft in response to the economic crisis in Asia. This reduction, in conjunction with a buildup of fastener inventory at Boeing, has recently led to reduced demand by Boeing for the Company's products.

      Several of Pentacon's customers have international operations and some have requested that the Company provide products and services to them in their foreign locations. Approximately 13% of the Company's revenues (on a pro forma basis) during the year ended September 30, 1998 were to customer locations outside of the United States. Prior to the formation of Pentacon, resource constraints have limited the Company's subsidiaries' ability to expand internationally. Going forward, the Company anticipates increasing its pursuit of these opportunities.

CUSTOMER CONTRACTS

      The Company often enters into contracts with its customers which identify the package of products and services to be provided by the Company to its customers. Although the contracts generally are written to establish a relationship for a period of several years, the agreements usually may be canceled by either party without cause upon 30 to 90 days' notice. In certain instances where limited use or unique fasteners are required to serve a customer account, the agreement will include a provision that obligates the customer to acquire the Company's accumulated inventory of fasteners if the contract is terminated prematurely.

BACKLOG

      The Company does not have any significant backlog of orders.

SALES AND MARKETING

      The Company's sales efforts are focused on developing new business with mid-size and large-size OEMs which are likely to benefit from cost savings and operating efficiencies from the products and services offered by the Company, as well as expanding business with existing customers by serving additional sites and/or expanding the breadth of products and services provided to that customer. Prior to the formation of Pentacon, the Company's marketing efforts were primarily directed at customers on a site-by-site basis. To capitalize on the Company's national presence and the trend by OEMs to decrease their number of suppliers, the Company recently developed a national marketing and service effort targeted at multi-site customers. This national sales account team has focused on developing a coordinated marketing effort to maximize customer penetration and provide multi-site OEMs with company-wide procurement and inventory management solutions which maximize cost savings and operating efficiencies.

      An important element in the Company's overall marketing strategy is to provide superior customer service. The Company believes superior customer service includes providing breadth of products, advanced services, innovative supply chain management solutions and timely delivery of products. To implement this strategy, customer accounts are typically serviced by a Pentacon team, which, depending on the size of the account, will be comprised of the direct sales representative and certain specialists in operations, procurement and advanced services such as quality assurance testing. A critical component of the Company's strategy is continuously monitoring the quality of customer service through both qualitative and quantitative methods. For larger customers, such monitoring typically includes providing on-site customer service representatives and tracking of just-in-time deliveries, production efficiencies and quality of fasteners and parts.

DELIVERY

      The Company utilizes several forms of transportation to deliver its products to its customers depending upon the urgency and frequency of delivery, the customer's preference and cost. The Company utilizes common carriers, Company-owned trucks, and overnight delivery services to deliver products to its customers. The cost of transportation generally is paid by the customer. The Company does not believe that it is materially dependent on any single transportation service or carrier and that it currently maintains good relationships with all of its common carriers.

SUPPLIERS AND OPERATIONS

      The Company sells fasteners and small parts manufactured by over 2,000 suppliers located in more than 15 countries. The Company purchases fasteners and small parts directly from the manufacturers and, to a lesser degree, from authorized distributors.

      The Company's decision to purchase from a specific supplier is based on product specifications, quality, reliability of delivery, production lead times and price. Management believes that because of the Company's size, national presence and top tier customers it will continue to attract premier supplier relationships. The Company believes it can realize further synergies by consolidating some of its purchasing activities in order to achieve price concessions for large volume orders.

      Pentacon's materials management and distribution operations begin when suppliers deliver products to the Company. Once delivered, the products are taken into inventory and receive various service additions depending on customer requests. Service additions include product enhancement (such as plating, galvanizing or coating), quality assurance testing, kitting and sub-assembly. Once an order is received from the customer, products are picked from inventory, counted, packaged and shipped by the Company. Depending on the customer's service program, the products may receive further handling by the Company at the customer location. For a just-in-time customer, the Company typically has an employee at the customer's location to receive the inventory, deliver the products to the work areas, and reorder and replenish products as needed.

COMPETITION

      The Company is engaged in a highly fragmented and competitive industry. Competition is based primarily on breadth of products, quality and breadth of services, price and geographic proximity. The Company competes with a large number of fastener distributors on a regional and local basis. Some of the Company's competitors have greater financial resources than the Company and/or established customer relationships with certain customers for whose business we compete. The Company may also face competition for acquisition candidates from these companies.

MANAGEMENT INFORMATION SYSTEMS

      Each of the acquired companies operates a management and information system ("MIS") that is used to purchase, monitor and allocate inventory throughout its facilities. All of these systems include computerized order entry, sales analysis, inventory status, invoicing and payment, and all but one include bar-code tracking. These systems are designed to improve productivity for both the Company and its customers. Most of the subsidiaries use EDI, through which they offer their customers a paperless electronic process for order entry, shipment tracking, customer billing, remittance processing and other routine matters.

      The Company's subsidiaries operated as independent companies prior to their acquisition. The Company intends to coordinate and integrate the MIS systems of it's subsidiaries. The Aerospace Group is in the process of migrating to an information system developed by DYMAX Products Inc.. This system should facilitate product ordering, pricing and reporting among the companies in the Aerospace Group. The Company is also in the process of planning the integration of MIS systems within the Industrial Group. Although the Company may not immediately implement a single information system in the Industrial Group, the Company has identified various integration opportunities which it expects will enable the Industrial Group to obtain certain operating and reporting efficiencies.

GOVERNMENT REGULATION

      The Fastener Quality Act (the "Fastener Act") was enacted on November 16, 1990 and was subsequently amended in March 1996 and August 1998. The implementation date has been delayed several times. Currently the Fastener Act is scheduled to be implemented in June 1999. The Fastener Act is intended to protect the public safety by detering the introduction of non-conforming fasteners into commerce and by improving the traceability of fasteners. Generally, the Fastener Act covers fasteners including screws, nuts, bolts or studs with internal or external threads and load indicating washers with nominal diameters of greater than approximately one quarter inch, which contain metal or are held out as meeting a standard or specification that requires through-hardening. The Fastener Act also covers fasteners and washers that are marked with a grade identification required by a specification or standard. An estimated 25% to 55% of currently available fasteners meet this definition and would therefore be subject to the Fastener Act's requirements.

      Fastener distributors such as the Company would be subject to the Fastener Act with respect to certain of its products, once the Fastener Act is implemented. The Fastener Act places responsibility on fastener manufacturers and distributors to ensure that fasteners conform to the standards and specifications to which the manufacturer represents it has been manufactured by having them tested in a laboratory accredited under the Fastener Act. Persons who significantly alter fasteners must mark the fasteners so as to permit identification of the source of the alteration. Further, the Fastener Act prohibits manufacturers and distributors from commingling like fasteners from more than two different lots in the same container during packaging.

      The Company currently operates four quality control laboratories at its facilities and believes it will not be obligated to make any significant investment to comply with the Fastener Act. One of the Company's laboratories has been accredited under the Fastener Act. The Company anticipates that the majority of any additional costs resulting from compliance with the Fastener Act will be included in the prices to its customers. Some small fastener distributors that perform quality control testing may be unable to invest in the quality control equipment or services required to comply with the Fastener Act and may be forced to discontinue or reduce the portions of their business that become subject to the Fastener Act.

      The Company's operations are subject to various federal, state and local laws and regulations, including those relating to worker safety and protection of the environment. The Company is a distributor and does not generally engage in manufacturing. As a result, environmental laws generally have a minimal effect on its operations. The Company believes it is in substantial compliance with all applicable regulatory requirements.

EMPLOYEES

      At October 31, 1998, the Company had approximately 850 employees. The Company is a party to one collective bargaining agreement covering approximately five employees. The Company believes that its relationship with its employees is good.

PROPERTIES

      The Company operates 31 distribution and sales facilities in 14 states throughout the United States. The Company also maintains offices in Europe and Australia to service its aerospace customers. These facilities range in size from 1,000 square feet to 74,000 square feet, and generally consist of warehouse space with a small amount of associated office space. Four of the facilities include laboratory space for quality testing. All of the facilities are leased. The Company's leases expire between 1998 and 2012. The Company believes that suitable replacement space will be available as required. See "Certain Relationships and Related Party Transactions--Transactions Involving Certain Officers, Directors and Stockholders--Leases of Real Property." The Company believes that its current facilities are adequate for its expected needs over the next several years. However, the Company may add new facilities as a result of acquisitions or due to a customer's request for an on-site or local facility.

      The Company's corporate headquarters are located at 10375 Richmond Avenue, Suite 700, Houston, Texas 77042, telephone number: 713-860-1000.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      The Company's authorized common stock consists of 51,000,000 shares of Common Stock, par value $.01 per share.

      The Company's Common Stock has been publicly traded on the New York Stock Exchange under the symbol JIT since the Company's initial public offering on March 10, 1998. The following table sets forth the quarterly high and low sales prices for the indicated quarter of fiscal 1998:

      QUARTER ENDED                                              HIGH      LOW
      -------------------                                        ----      ---
      March  31,  1998  (partial  quarter   commencing
       March 10, 1998)......................................  $14        $11
      June 30, 1998.........................................   14 11/16   10 3/8
      September 30, 1998...................................    12 3/4      5 1/2

      There were approximately 172 shareholders of record (including brokerage firms and other nominees) of the Company's Common Stock as of December 15, 1998. The number of record holders does not bear any relationship to the number of beneficial owners of Common Stock.

      The Company has never paid any cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain earnings to support operations and finance expansion. In addition, the Company's existing credit facility prohibits the payment of dividends.

ORGANIZATION OF THE COMPANY

      On November 18, 1997, and in connection with the initial formation of the Company, the Company sold 200,000, 125,000 and 125,000 shares of Common Stock of the Company to Messrs. Baldwin, Taten and Fontana, respectively, for $0.01 per share. As a result, the Company recorded non-recurring, non-cash compensation charges of $4.7 million in the fourth calendar quarter of 1997, representing the difference between the amount paid for the shares and the estimated initial public offering price, net of a 20% marketability discount. In February 1997, the Company also granted two consultants warrants to purchase an aggregate of 50,000 shares of Common Stock at $6.00 per share. In the first four months of 1997, the consultants provided business and legal consulting services for the Company in connection with its formation.

      Simultaneously with the closing of its initial public offering, the Company acquired by merger all of the issued and outstanding capital stock of five businesses in separate transactions (the "Initial Acquisitions"): Alatec Products, Inc. (Alatec), AXS Solutions (AXS), Capitol Bolt & Supply, Inc. (Capitol), Maumee Industries, Inc. (Maumee), and Sales Systems, Limited (SSL) (collectively referred to as the "Founding Companies"), at which time each Founding Company became a wholly owned subsidiary of the Company. The aggregate consideration paid by the Company to acquire the Founding Companies consisted of
(i) approximately $28.7 million in cash and (ii) 6,720,000 shares of Common Stock. In addition, certain indebtedness of the Founding Companies, which was personally guaranteed by Founding Company stockholders, was paid down in connection with the acquisitions.

      In connection with the acquisitions of the Founding Companies, certain officers, directors and holders of more than 5% of the outstanding shares of the Company, together with trusts for which they act as trustees, received cash and shares of Common Stock of the Company as follows. These amounts do not include any S-corporation distributions which were made by certain of the Founding Companies to their stockholders prior to the acquisition.

                                                      SHARES OF
                                                       COMMON
                                          CASH          STOCK
                                        ---------     ----------
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

             Donald B. List.........     $12,666      2,969,493
             Jack L. Fatica.........       3,423      1,081,003
             Michael Black..........       3,844        901,321
             Benjamin E. Spence, Jr.       1,170        253,332
             Mary E. McClure........         661        179,470
                                         -------      ---------
                  Total.............     $21,764      5,384,619
                                         =======      =========


      Pursuant to the agreements relating to the Founding Company acquisitions, all significant stockholders of each of the Founding Companies have agreed not to compete with the Company for a period of five years commencing on the date of closing of the acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA

      Pentacon Inc. was incorporated in March 1997. Simultaneously with the closing of the initial public offering of its common stock, on March 10, 1998, Pentacon acquired the Founding Companies. For financial reporting purposes, Alatec has been identified as the accounting acquiror. Accordingly, the historical financial statements of Alatec have become the historical financial statements of the Company. Since March 10, 1998, Pentacon has acquired in separate transactions (the "Subsequent Transactions" and, together with the Initial Acquisitions, the "Acquisitions") four additional businesses: Pace Products, Inc., D-Bolt Company, Inc., Texas International Aviation, Inc. and ASI Aerospace Group, Inc. The Companies acquired in the Acquisitions are referred to as the "Acquired Businesses."

                                                                                     NINE            FISCAL
                                                                                     MONTHS          YEAR
                                                   YEAR ENDED                        ENDED           ENDED
                                        --------------------------------------      --------        --------
                                        12/31/94        12/31/95      12/31/96      9/30/97          9/30/98
                                        --------        --------      --------      --------        --------
                                       (unaudited)              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues ...........................    $ 33,700        $ 41,204      $ 44,726      $ 42,296        $141,078
Cost of  sales .....................      21,926          26,196        26,707        25,114          91,026
                                        --------        --------      --------      --------        --------
       Gross profit ................      11,774          15,008        18,019        17,182          50,052
Operating expenses .................      10,238          11,285        12,818        11,664          36,524
Goodwill amortization ..............        --              --            --            --             1,111
                                        --------        --------      --------      --------        --------
       Operating income ............       1,536           3,723         5,201         5,518          12,417
Other (income) expense, net ........          13              69           (56)          (26)            (91)
Interest expense ...................         686           1,235         1,118         1,015           2,448
                                        --------        --------      --------      --------        --------
       Income before taxes .........         837           2,419         4,139         4,529          10,060

Income taxes .......................         384             995         1,628         1,860           5,373
                                        --------        --------      --------      --------        --------
       Net income ..................    $    453        $  1,424      $  2,511      $  2,669        $  4,687
                                        ========        ========      ========      ========        ========
Earnings per share -
       Basic  and diluted ..........    $   0.15        $   0.48      $   0.85      $   0.90        $   0.45

BALANCE SHEET DATA:
Working capital ....................    $  3,835        $ 13,308      $ 17,130      $ 20,155        $ 68,154
Total assets .......................      19,902          23,226        28,519        34,911         304,391
Long-term debt (including
  current maturities) ..............       9,671          10,698        11,588        14,050         149,894
Stockholders' equity ...............       3,695           5,119         7,630         8,384         114,914


ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to; (1) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (2) changes in economic and industry conditions; (3) changes in regulatory requirements; (4) changes in interest rates; (5) levels of borrowings under the Company's Credit Facility;
(6) accumulation of excess inventories by certain customers in the aerospace industry; and (7) volume or price adjustments with respect to sales to major customers. These and other risks and assumptions are described in the Company's reports that are available from the United States Securities and Exchange Commission.


RESULTS OF OPERATIONS

      The pro forma financial information for the year ended September 30, 1998 and 1997 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of each year. The pro forma financial information includes the effects of (i) the Acquisitions
(ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to Common Stock issued to management (vi) amortization of goodwill resulting from the Acquisitions and (vii) advances under the Credit Facility including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Acquisitions subsequent to the Offering are included in the pro forma financial information only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

PRO FORMA YEARS ENDED SEPTEMBER 30, 1998 AND 1997

      The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues:
                                                        PRO FORMA
                                                        YEAR ENDED
                                                        SEPTEMBER 30,
                                           -------------------------------------
                                                  1998                1997
                                           ------------------  -----------------
                                               (DOLLAR AMOUNTS IN THOUSANDS)
Revenues ...............................   $187,059   100.0%   $146,117   100.0%
Cost of  sales .........................    122,621    65.6      96,659    66.2
                                           --------   -----    --------   -----
                   Gross profit ........     64,438    34.4      49,458    33.8

Operating expenses .....................     44,524    23.8      35,470    24.3
Goodwill amortization ..................      1,733     0.9       1,496     1.0
                                           --------   -----    --------   -----
                   Operating income ....   $ 18,181     9.7    $ 12,492     8.5
                                           ========   =====    ========   =====

REVENUES

      Pro forma revenues increased 28.0%, or $41.0 million, to $187.1 million for the year ended September 30, 1998 from $146.1 million for the year ended September 30, 1997. The increase in pro forma revenues was attributable to internal revenue growth of the Founding Companies of $21.7 million, or 14.8%, with the remainder resulting from acquisitions during the year ended September 30, 1998. The increase in Founding Companies' pro forma revenues primarily resulted from increases in sales to existing customers in the industrial sector.

COST OF SALES

      Pro forma cost of sales increased $25.9 million, or 26.8%, to $122.6 million for the year ended September 30, 1998 from $96.7 million for the year ended September 30, 1997. As a percentage of pro forma revenues, pro forma cost of sales decreased from 66.2% in the year ended September 30, 1997 to 65.6% in the year ended September 30, 1998. The decrease in pro forma cost of sales as a percentage of pro forma revenues was a result of a reduction in the percentage of pro forma cost of sales as a percentage of pro forma revenues at the Founding Companies due to the ability to implement selective price increases and improvements in product mix. This reduction was partially offset by higher pro forma cost of sales as a percentage of pro forma revenues experienced by companies acquired during the year ended September 30, 1998.

OPERATING EXPENSES

      Pro forma operating expenses increased $9.0 million, or 25.4%, to $44.5 million for the year ended September 30, 1998 from $35.5 million for the year ended September 30, 1997. As a percentage of pro forma revenues, pro forma operating expenses decreased to 23.8% for the year ended September 30, 1998 from 24.3% for the year ended September 30, 1997. The decrease was attributable to lower pro forma operating expenses as a percentage of revenues for the companies acquired during the year ended September 30, 1998 partially offset by an increase in pro forma operating expenses as a percentage of revenues of the Founding Companies from 24.3% for the year ended September 30, 1997 to 24.8% for the year ended September 30, 1998. The Founding Companies' increase in pro forma operating expenses as a percentage of pro forma revenues was a result of increased commissions on international sales, increased professional fees incurred in connection with the purchase transaction and the costs of establishing a corporate office.

OPERATING INCOME

      Due to the factors discussed above, pro forma operating income increased $5.7 million to $18.2 million for the year ended September 30, 1998 from $12.5 million for the year ended September 30, 1997. As a percentage of pro forma revenues, pro forma operating income increased to 9.7% for the year ended September 30, 1998 from 8.5% for the year ended September 30, 1997.


HISTORICAL PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 AND DECEMBER 31, 1996

      The historical financial information represents the information of Alatec prior to the Acquisitions and the Offering and the consolidated results of Pentacon subsequent to the Acquisitions and the Offering on March 10, 1998. The following table sets forth certain selected historical financial data as a percentage of historical revenues for the periods indicated:


                           YEAR ENDED          NINE MONTHS        YEAR ENDED
                          SEPTEMBER 30,     ENDED SEPTEMBER 30,   DECEMBER 31,
                              1998                1997               1996
                         ----------------   -----------------  -----------------
                                       (DOLLAR AMOUNTS IN THOUSANDS)
Revenues .............   $141,078   100.0% $ 42,296   100.0%   $ 44,726   100.0%
Cost of sales ........     91,026    64.5    25,114    59.4      26,707    59.7
                         --------   -----  --------   -----    --------   -----
    Gross profit......     50,052    35.5    17,182    40.6      18,019    40.3

Operating expenses ...     36,524    25.9    11,664    27.6      12,818    28.7
Goodwill amortization       1,111     0.8      --      --          --      --
                         --------   -----  --------   -----    --------   -----
    Operating income..   $ 12,417     8.8  $  5,518    13.0    $  5,201    11.6
                         ========   =====  ========   =====    ========   =====

HISTORICAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES

      Revenues increased $98.8 million, or 233.6% from $42.3 million for the nine months ended September 30, 1997 to $141.1 million for the year ended September 30, 1998. The increase in revenues primarily results from the Acquisitions and the Offering on March 10, 1998 and the acquisitions of other companies during the year ended September 30, 1998. (See Note 2 to the Financial Statements).

      COST OF SALES

      Cost of sales increased $65.9 million, or 262.5%, from $25.1 million for the nine months ended September 30, 1997 to $91.0 million for the year ended September 30, 1998. The increase in revenues primarily results from the Acquisitions and the Offering on March 10, 1998 and the acquisitions of other companies during the year ended September 30, 1998. (See Note 2 to the Financial Statements).

      OPERATING EXPENSES

      Operating expenses increased $24.8 million, or 212.0%, from $11.7 million for the nine months ended September 30, 1997 to $36.5 million for the year ended September 30, 1998. The increase in revenues primarily results from the Acquisitions and the Offering on March 10, 1998 and the acquisitions of other companies during the year ended September 30, 1998. (See Note 2 to the Financial Statements).

      OPERATING INCOME

      Operating income increased $6.9 million, or 125.5%, from $5.5 million for the nine months ended September 30, 1997 to $12.4 million for the year ended September 30, 1998 due to the factors noted above.


HISTORICAL NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

      REVENUES

      Revenues increased $9.0 million, or 27.0%, from $33.3 million for the nine months ended September 30, 1996 to $42.3 million for the nine months ended September 30, 1997. Approximately $1.0 million of this increase was attributable to new customers and approximately $8.0 million was due to an increase in net sales to existing customers. Revenues for the year ended December 31, 1996 were $44.7 million compared to revenues for the nine months ended September 30, 1997 of $42.3 million.

      COST OF SALES

      As a percentage of revenues, cost of sales remained relatively constant at 59.4% in the nine months ended September 30, 1997 compare to 59.7% in the year ended December 31, 1996.

      OPERATING EXPENSES

      As a percentage of revenues, operating expenses decreased from 28.7% in the year ended December 31, 1996 to 27.6% in the nine months ended September 30, 1997. This percentage decrease was a result of the increase in revenues without a commensurate increase in administrative costs.

      OPERATING INCOME

      As a percentage of revenues, operating income increased from 11.6% in the year ended December 31, 1996 to 13.0% in the nine months ended September 30, 1997 as a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company used $18.7 million of net cash from operating activities during the year ended September 30, 1998, primarily for working capital requirements. Net cash used in investing activities was $102.1 million, $21.9 million of which represents the cash paid for the Founding Companies, net of cash acquired, and $77.0 million of which represents cash paid for acquisitions, net of cash acquired. Net cash provided by financing activities was $121.0 million for the year ended September 30, 1998 and primarily consisted of $50.8 million net proceeds of the Offering and $171.6 million of borrowings on long-term debt partially offset by $99.9 million repayment of long-term debt. At September 30, 1998, the Company had cash of $.8 million, working capital of $68.2 million and total debt of $149.9 million.

      Effective September 3, 1998, the Company amended its credit agreement with NationsBank of Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $175 million, which may be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Credit Facility is secured by Company stock and assets. Advances under the Credit Facility bear interest at the bank's designated variable rate plus margins ranging from 0 to 50 basis points, depending on the ratio of the Company's interest-bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 212.5 basis points, depending on the same ratios. Commitment fees of 20 to
37.5 basis points per annum are payable on the unused portion of the line of credit, based on the same ratio. The Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 3, 2003. At September 30, 1998, the Company has approximately $5.8 million available under the Credit Facility.

      The Credit Facility also contains provisions for quarterly reductions in the ratio of the Company's interest-bearing debt to its pro forma trailing EBITDA. Based upon the Company's projections of the ensuing year's pro forma trailing EBITDA, a portion of the borrowings under the Credit Facility has been classified as current liabilities.

      In December 1998, the Company reached agreement in substance, subject to execution of appropriate documentation, with the lenders under the Credit Facility to amend certain provisions of the Credit Facility. The amendment would, among other things, adjust the step down reductions in the ratio of the Company's interest-bearing debt to pro forma EBITDA, reduce the line of credit to $150 million and to $130 million on March 1, 1999, increase the amount of subordinated debt permitted under the Credit Facility, shorten the term of the facility to three years, and increase the interest rate on the Company's LIBOR-based borrowings under the Credit Facility from LIBOR plus 212.5 basis points to LIBOR plus 300 basis points.

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

      The Company may require significant additional capital and/or debt. The Company intends to seek additional capital as necessary to fund its operating plans through one or more funding sources that may include borrowings under the Credit Facility or offerings of debt and/or equity securities of the Company. As noted above, the Company's Credit Facility anticipates certain reductions in the line of credit made available under the Credit Facility. Management is exploring alternatives to obtain additional capital and/or debt, or refinance all or a portion of its existing debt, in order to remain in compliance with these covenants. Although management believes that it will be able to obtain such additional capital or debt or will be able to refinance its existing debt, there can be no assurances that sufficient funds will be available to the Company at the time it is required or on terms acceptable to the Company. Failure of the Company to obtain such additional capital or debt, or to refinance its existing debt, would have a material and adverse effect on the Company.

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of Common Stock for use in connection with future acquisitions was declared effective. During the year ended September 30, 1998, 1,134,010 shares of Common Stock were issued in connection with acquisitions (See Note 2 to the Financial Statements).

      The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for accounting and reporting purposes and for revenue-generating activities. The Pentacon companies which primarily serve the aerospace industry are in the process of migrating to a common information system which will facilitate product ordering, pricing and reporting among the companies. The total expenditures for these information systems are expected to be approximately $3.0 million, the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. Funding for these expenditures will come from operating cash flows and funding under the Company's Credit Facility as necessary.

SEASONALITY AND QUARTERLY FLUCTUATIONS

      The Company experiences seasonal declines in the fourth calendar quarter due to declines in its customers' activities in that quarter. The Company's volume of business may be adversely affected by a decline in projects as a result of regional or national downturns in economic conditions. Quarterly results may also be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent fiscal quarter or for a full fiscal year.


YEAR 2000

      The Company is working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems and other infrastructure that contains embedded technology. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

      The Company believes that substantially all of its computerized information systems and other infrastructure that contains embedded technology are Year 2000 compliant or will be modified so as to become Year 2000 compliant by mid-1999. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could have a significant impact on the Company's ability to conduct its business and result in a material financial risk.

      In addition, the Company is continually attempting to assess the level of Year 2000 preparedness of its key suppliers, distributors, customers and service providers. The Company has sent, and will continue to send, letters, questionnaires and surveys to its significant business partners inquiring about their Year 2000 efforts. If a significant supplier or customer of the Company fails to be Year 2000 compliant, the Company could suffer a material loss of business or incur material expenses.

      As of September 30, 1998, the Company has spent $0.1 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will incur $0.3 million in additional costs during 1999 relating to Year 2000 issues. The Company expects that it will spend approximately $3.0 million to purchase software and hardware and on implementation expenses associated with the migration to a common information technology system in the company's Aerospace Group. The Company believes that these costs are not, for the most part, directly related to Year 2000 issues, but are required for the implementation of its new system in the Aerospace Group.

      The Company is developing and evaluating contingency plans in the event that the Company has not completed all of its remediation plans in a timely manner or if third parties who provide goods or services to the Company fail to address their Year 2000 issues appropriately. These plans include identification of alternative suppliers and service providers, depletion of safety stocks of inventory and identification of important areas of record retention.


INFLATION

      Inflation has not had a material impact on the Company's results of operations for the last three years.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to market risk exposure related to changes in interest rates on its credit facility, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At September 30, 1998, the Company had $146.3 million outstanding under its Credit Facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1,463,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

 ITEM 8.  FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders:

      We have audited the accompanying consolidated balance sheets of Pentacon, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1998 and the nine months ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentacon, Inc. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended September 30, 1998 and the nine months ended September 30, 1997 in conformity with generally accepted accounting principles.

                                                             ERNST & YOUNG LLP


Houston, Texas
December 24, 1998

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Alatec Products, Inc.
Chatsworth, California


      We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Alatec Products, Inc., for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Alatec Products, Inc., for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the Pentacon, Inc. financial statements, on March 10, 1998 Alatec Products, Inc. was acquired by Pentacon, Inc. For financial reporting purposes, Alatec Products, Inc. has been identified as the accounting acquiror and, therefore, the 1996 financial statements of Pentacon, Inc. represent the historical financial statements of Alatec Products, Inc.



                                                       McGLADREY & PULLEN, LLP

Pasadena, California
November 21, 1997

                                PENTACON, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,
                                                         -------------------
                                                            1998       1997
                                                         --------   --------
                                                        (IN THOUSANDS, EXCEPT
                                                              SHARE DATA)
                   ASSETS


Cash and cash equivalents ..........................     $    835   $    733
Accounts receivable ................................       40,670      7,892
Inventories ........................................      112,392     22,951
Deferred income taxes ..............................        4,430      1,420
Other current assets ...............................          923       --
                                                         --------   --------

                    Total current assets ...........      159,250     32,996
                                                         --------   --------
Property and equipment, net of accumulated
 depreciation ......................................        7,077      1,578
Goodwill, net of accumulated amortization ..........      135,381       --
Deferred income taxes ..............................          670         65
Other assets .......................................        2,013        272
                                                         --------   --------
                    Total assets ...................     $304,391   $ 34,911
                                                         ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ...................................     $ 30,314   $  7,521
Accrued expenses ...................................        7,281      1,362
Income taxes payable ...............................        1,988      3,594
Current maturities of long-term debt ...............       51,513        364
                                                         --------   --------
                    Total current liabilities ......       91,096     12,841

Long-term debt, net of current maturities ..........       98,381     13,686
                                                         --------   --------
                    Total liabilities ..............      189,477     26,527
                                                         --------   --------
Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000
 shares authorized, no shares issued and
 outstanding in 1998 ...............................         --         --
Common stock, $.01 par value, 51,000,000 shares
 authorized, 16,668,129 shares issued and
 outstanding in 1998 and $10 par value,
 2,500,000 shares authorized, 145,000
 shares issued and outstanding in 1997 .............          167      1,450
Treasury stock .....................................         --       (2,690)
Additional paid in capital .........................      100,436       --
Retained earnings ..................................       14,311      9,624
                                                         --------   --------
                  Total stockholders' equity .......      114,914      8,384
                                                         --------   --------
                  Total liabilities and
                      stockholders' equity .........     $304,391   $ 34,911
                                                         ========   ========

The accompanying notes are an integral part of these statements.

                                PENTACON, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                  YEAR ENDED     NINE MONTHS ENDED   YEAR ENDED
                                  SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                      1998             1997             1996
                                  -------------  -----------------  ------------
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues ......................... $ 141,078        $  42,296        $  44,726
Cost of sales ....................    91,026           25,114           26,707
                                   ---------        ---------        ---------
          Gross profit ...........    50,052           17,182           18,019

Operating expenses ...............    36,524           11,664           12,818
Goodwill amortization ............     1,111             --               --
                                   ---------        ---------        ---------

          Operating income .......    12,417            5,518            5,201

Other (income) expense, net ......       (91)             (26)             (56)
Interest expense .................     2,448            1,015            1,118
                                   ---------        ---------        ---------

          Income before taxes ....    10,060            4,529            4,139
Income taxes .....................     5,373            1,860            1,628
                                   ---------        ---------        ---------

          Net income ............. $   4,687        $   2,669        $   2,511
                                   =========        =========        =========

Net income per share:
          Basic .................. $    0.45        $    0.90        $    0.85
          Diluted ................ $    0.45        $    0.90        $    0.85


The accompanying notes are an integral part of these statements.

                                PENTACON, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS
                                                       YEAR ENDED     ENDED       YEAR ENDED
                                                      SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997         1996
                                                       ---------    ----------    ---------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Cash Flows From Operating Activities:
         Net income ................................   $   4,687    $   2,669    $   2,511
Adjustments to reconcile net income to net
 cash used in operating activities:(1)
         Depreciation and amortization .............       1,798          129          180
         Deferred income taxes .....................        (107)           4         (372)
         Compensation expense related to
          issuance of management shares ............       1,800         --           --
         Changes in operating assets and liabilities:
                        Accounts receivable.........      (1,826)      (2,588)         847
                        Inventories ................     (16,015)      (3,336)      (5,567)
                        Other current assets .......        (265)        --           --
                        Accounts payable
                         and accrued expenses ......      (8,046)       3,176        2,023
                        Income taxes payable .......      (3,420)        --           --
                        Other assets and
                         liabilities, net ..........       2,661         --            (31)
                                                       ---------    ---------    ---------
              Net cash used in operating
               activities ..........................     (18,733)          54         (409)

Cash Flows From Investing Activities:
         Capital expenditures ......................      (3,097)        (138)        (114)
         Cash paid for acquisitions, net of
          cash acquired ............................     (77,031)        --           --
         Cash paid for Founding Companies,
          net of cash acquired .....................     (21,948)        --           --
         Other .....................................         (52)          14         (209)
                                                       ---------    ---------    ---------
              Net cash used in investing activities.    (102,128)        (124)        (323)

Cash Flows From Financing Activities:
         Repayments of debt ........................     (99,928)        (150)        (192)
         Proceeds from issuance of debt ............     171,600          700        1,063
         Proceeds from issuance of Common Stock,
           net of offering costs ...................      50,815         --           --
         Debt issuance costs .......................      (1,524)        --           --
         Other .....................................        --             (3)        --
                                                       ---------    ---------    ---------
              Net cash provided by financing
                activities .........................     120,963          547          871

Increase in cash and cash equivalents ..............         102          477          139

Cash and cash equivalents, beginning of period .....         733          256          117
                                                       ---------    ---------    ---------

Cash and cash equivalents, end of period ...........   $     835    $     733    $     256
                                                       =========    =========    =========


(1) Net of the effects of acquisitions.

The accompanying notes are an integral part of these statements.

                                PENTACON, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                         COMMON STOCK                TREASURY STOCK             ADDITIONAL                 TOTAL
                                -----------------------------  ---------------------------       PAID IN     RETAINED  STOCKHOLDERS'
                                     SHARES        AMOUNT         SHARES          AMOUNT         CAPITAL     EARNINGS     EQUITY
                                ---------------------------------------------------------------------------------------------------
Balance, December 31, 1995 ..           100    $        1            --      $       --      $       24    $   5,094    $   5,119
    Net income ..............          --            --              --              --            --          2,511        2,511
                                 ----------    ----------        --------    -------------   ----------    ---------    ---------
Balance, December, 31, 1996 .           100             1            --              --              24        7,605        7,630
    Shares issued and shares
     repurchased ............            45          --               (51)         (2,690)          776         --         (1,914)
    Stock-split
     (1,000 to 1) ...........       144,855         1,449         (51,239)           --            (800)        (650)          (1)
    Net income ..............          --            --              --              --            --          2,669        2,669
                                 ----------    ----------        --------    -------------   ----------    ---------    ---------
Balance, September 30, 1997 .       145,000         1,450         (51,290)         (2,690)         --          9,624        8,384
    Elimination of Alatec
     shares .................      (145,000)       (1,450)         51,290           2,690          --           --          1,240
    Issuance of common stock
     for Alatec common stock      2,969,493            30            --              --          23,726         --         23,756
    Initial public offering .     5,980,000            60            --              --          50,755         --         50,815
    Issuance of common stock
     for acquisitions of
     Founding Companies .....     6,580,507            66            --              --          14,293         --         14,359
    Issuance of common stock
     for acquisitions .......     1,134,010            11            --              --          11,485         --         11,496
    Issuance of restricted
     stock grants ...........         4,119          --              --              --            --           --           --
    Amortization of deferred
     compensation ...........          --            --              --              --             177         --            177
    Net income ..............          --            --              --              --            --          4,687        4,687
                                 ----------    ----------        --------    -------------   ----------    ---------    ---------
Balance, September 30, 1998..    16,668,129    $      167            --      $       --      $  100,436    $  14,311    $ 114,914
                                 ==========    ==========        ========    =============   ==========    =========    =========



The accompanying notes are an integral part of these statements.

                                PENTACON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: Pentacon, Inc. ("Pentacon" or the "Company") was incorporated in March 1997. On March 10, 1998, Pentacon and separate wholly-owned subsidiaries acquired in separate transactions (the "Acquisitions"), simultaneously with the closing of its initial public offering (the "Offering") of its common stock (the "Common Stock"), five businesses:
Alatec Products, Inc. (Alatec), AXS Solutions, Inc. (AXS), Capitol Bolt & Supply, Inc. (Capitol), Maumee Industries, Inc. (Maumee), and Sales Systems, Limited (SSL), collectively referred to as the "Founding Companies." The consideration for the Acquisitions of the Founding Companies consisted of a combination of cash and Common Stock. Because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of Common Stock following the Offering and the Acquisitions, and (ii) the stockholders of Alatec received the greatest number of shares of Common Stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Alatec has been identified as the accounting acquiror. The Acquisitions of the remaining Founding Companies have been accounted for using the purchase method of accounting. Alatec's historical financial statements for all periods prior to March 10, 1998 are presented as the historical financial statements of the Company. Unless the context otherwise requires, all references herein to the Company include Pentacon and the Founding Companies. The allocations of the purchase price to the assets acquired and liabilities assumed of the Founding Companies has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

      Pentacon distributes fasteners and other small parts and provides related inventory management services primarily to customers in the United States.

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Pentacon, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION: Revenues are recognized upon shipment of products.

      CASH EQUIVALENTS: Short-term investments purchased with original maturities of three months or less are considered cash equivalents.

      INVENTORIES: Inventories consist of products held for resale and are stated at the lower of cost, determined using the first-in, first-out method, or market.

      INCOME TAXES: The Company recognizes deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse.

      PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. The amortization expense on assets acquired under capital leases is included with depreciation expense on owned assets.

      GOODWILL: Goodwill is amortized over a period of 40 years. The carrying value of goodwill is reviewed if there are indications that the goodwill may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization periods, the carrying value of the goodwill will be reduced by the estimated shortfall in discounted cash flow.

      USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CONCENTRATION OF CREDIT RISK: The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. The allowance for doubtful accounts and related activity were not material at and for the periods ended September 30, 1998 and 1997 and December 31, 1996. One customer accounted for approximately 12% of revenues for the year ended September 30, 1998. Accounts receivable balances related to this customer represented approximately 9% of total accounts receivable at September 30, 1998.

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of accounts receivable, prepaid expenses and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying value of the Company's debt facilities and capital lease obligations approximate fair value since the rates on such facilities are variable, based on current market or are at fixed rates currently available to the Company.

      EXPORT SALES: The Company recorded export sales of $18,584,000, $9,434,000, and $8,875,000 in the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. The Company has export sales through its foreign sales corporation to Europe, the Far East, Canada, South America, Australia and Mexico, of which no country or region is individually significant.

      COMMON STOCK BASED COMPENSATION: The Company follows the intrinsic value method of accounting for stock options and performance-based stock awards as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

      RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME and Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements, which are effective for fiscal years beginning after December 15, 1997, expand and modify disclosures and, accordingly, will have no impact on the Company's net income or financial position.

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

      In April 1998, the AICPA issued SOP 98-5, ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES. The SOP requires that all costs of start-up activities be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 and permits early adoption. The Company adopted this standard in the quarter ended September 30, 1998. The adoption had no impact on net income as the Company's policies were consistent with this standard.

      In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on net income or the financial position of the Company.

2.  ACQUISITIONS

      During the year ended September 30, 1998, the Company completed four acquisitions in addition to the acquisitions of the Founding Companies. In May 1998, the Company acquired Pace Products, Inc., a distributor of fasteners and other small parts which also provides inventory procurement and management services primarily to the telecommunications industry. In June 1998, the Company acquired D-Bolt Company Inc., a distributor of fasteners and other small parts primarily to the fabrication, construction and mining industries. In July 1998, the Company acquired Texas International Aviation, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. In September 1998, the Company acquired ASI Aerospace Group, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. The consideration paid consisted of an aggregate of 1,134,010 shares of Common Stock and approximately $77.0 million in cash. The acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies are included from the date of acquisition. The allocations of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

      If all acquisitions completed during the year ended September 30, 1998, including the Founding Companies, were effective on the first day of the period being reported, the unaudited pro forma revenues, gross margin, operating income and net income would have been:

                                                  YEAR ENDED
                                                 SEPTEMBER 30,
                                          --------------------------
                                              1998           1997
                                          ------------   -----------
                                           (IN THOUSANDS, EXCEPT
                                                 SHARE DATA)

Revenues ........................         $ 283,794      $ 223,673
Gross margin ....................            94,981         73,021
Operating income ................            31,835         20,129
Net income ......................            11,240          4,450
Net income per share:
     Basic ......................         $    0.67      $    0.27
     Diluted ....................         $    0.67      $    0.27

3.  PROPERTY AND EQUIPMENT AND GOODWILL


                                       USEFUL          SEPTEMBER 30,
                                      LIVES IN    -----------------------
                                        YEARS       1998          1997
                                       --------   ----------    ---------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)

Buildings ..........................    10-40      $ 2,476       $ 1,637
Leasehold improvements .............     6-39        1,078           208
Equipment ..........................      3-8        4,299         1,234
Furniture and fixtures .............      5-7        1,198           327
Construction in progress ...........     --            402          --
                                                   -------       -------
                                                     9,453         3,406


Less accumulated depreciation
    and amortization ...............                (2,376)       (1,828)
                                                   -------       -------
                                                   $ 7,077       $ 1,578
                                                   =======       =======

                                                                 SEPTEMBER 30,
                                                             -------------------
                                                               1998        1997
                                                             --------     ------
                                                             (DOLLAR AMOUNTS IN
                                                                  THOUSANDS)


Goodwill .................................................   $ 136,492    $ --
Less accumulated amortization ............................      (1,111)     --
                                                             ---------    ------
                                                             $ 135,381    $ --
                                                             =========    ======

4.  CREDIT FACILITY, LONG-TERM DEBT AND LEASES

                                                                     SEPTEMBER 30,
                                                                 -------------------
                                                                   1998         1997
                                                                 --------   --------
                                                                (DOLLAR AMOUNTS IN
                                                                      THOUSANDS)
    Borrowings under Credit Facility:
       Revolving  credit loan with interest payable
        quarterly at LIBOR + 2 1/8% (7.8% at September 30,
        1998), maturing September 2003 .........................   $103,000   $   --

       Revolver term loan with interest payable
        quarterly at LIBOR + 2 1/8% (7.8% at September 30, 1998)
        and principal and interest payable quarterly commencing
        September 30, 1999, maturing September 2003 ............     40,000       --

       Line of credit borrowing with interest
        payable monthly at a variable rate (8.25%
        at September 30, 1998) maturing September
        2003 ...................................................      3,300       --

    Notes payable to a bank with interest payable
        at 8.5% ................................................       --        9,500

    Capital leases .............................................      2,792      1,526


    Other notes payable (See Note 13) ..........................        802      3,024
                                                                   --------   --------
                                                                    149,894     14,050

    Less current maturities ....................................     51,513        364
                                                                   --------   --------
    Long-term debt, net of current maturities ..................   $ 98,381   $ 13,686
                                                                   ========   ========

      Effective September 3, 1998, the Company amended its credit agreement with NationsBank of Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $175 million, which may be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Credit Facility is secured by Company stock and assets. Advances under the Credit Facility bear interest at the bank's designated variable rate plus margins ranging from 0 to 50 basis points, depending on the ratio of the Company's interest-bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization ("EBITDA") for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 212.5 basis points, depending on the same ratios. Commitment fees of 20 to
37.5 basis points per annum are payable on the unused portion of the line of credit, based on the same ratio. The Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 3, 2003. At September 30, 1998, the Company has approximately $5.8 million available under the Credit Facility.

      The Credit Facility also contains provisions for quarterly reductions in the ratio of the Company's interest-bearing debt to its pro forma trailing EBITDA. Based upon the Company's projections of the ensuing year's pro forma trailing EBITDA, a portion of the borrowings under the Credit Facility has been classified as current liabilities.

      In December 1998, the Company reached agreement in substance, subject to execution of appropriate documentation, with the lenders under the Credit Facility to amend certain provisions of the Credit Facility. The amendment would, among other things, adjust the step down reductions in the ratio of the Company's interest-bearing debt to pro forma EBITDA, reduce the line of credit to $150 million and to $130 million on March 1, 1999, increase the amount of subordinated debt permitted under the Credit Facility, shorten the term of the facility to three years, and increase the interest rate on the Company's LIBOR-based borrowings under the Credit Facility from LIBOR plus 212.5 basis points to LIBOR plus 300 basis points.

      As noted above, the Company's Credit Facility anticipates certain reductions in the line of credit made available under the Credit Facility. Management is exploring alternatives to obtain additional capital and/or debt, or refinance all or a portion of its existing debt, in order to remain in compliance with these covenants. Although management believes that it will be able to obtain such additional capital or debt or will be able to refinance its existing debt, there can be no assurances that sufficient funds will be available to the Company at the time it is required or on terms acceptable to the Company. Failure of the Company to obtain such additional capital or debt, or to refinance its existing debt, would have a material and adverse effect on the Company.

      Maturities of long-term debt (excluding capital leases) for the five years subsequent to September 30, 1998 are $51,326,000, $10,171,000, $10,171,000,
$10,122,000, and $65,222,000.

      The Company leases a portion of its buildings and equipment under noncancelable capital and operating leases. Future minimum lease payments under the capital and operating leases, together with the present value of the net minimum lease payments, as of September 30, 1998 are as follows:

                                               CAPITAL     OPERATING
                                                LEASES       LEASES        TOTAL
                                             -----------  -----------   --------
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
    FISCAL YEAR ENDING:
1999 .................................           510         2,985        $3,495
2000 .................................           494         2,652         3,146
2001 .................................           490         2,353         2,843
2002 .................................           421         1,997         2,418
2003 .................................           378         1,582         1,960
Thereafter ...........................         2,375         6,365         8,740
                                              ------        ------        ------
Total minimum lease payments .........         4,668        17,934        22,602



Less amount representing interest ....         1,876
                                             -------
Present value of net
 minimum lease payments ..............         2,792
Current maturities ...................           187
                                             -------
Long-term portion ....................       $ 2,605
                                             =======

      Total rental and interest expense under operating and capital leases for the year ended September 30, 1998, the nine months ended September 30, 1997, and the year ended December 31, 1996 was approximately $1,775,000, $640,000, and $778,000, respectively, including amounts to related parties of $807,000, $451,000, and $359,000, respectively. Total minimum lease payments include payments due to stockholders of $2,401,000 for capital leases and $7,082,000 for operating leases.

5.  INCOME TAXES

      The Company will file a consolidated federal income tax return which includes the operations of the Founding Companies for periods subsequent to the Acquisitions. The Founding Companies will file "short period" federal and state income tax returns through the date of the Acquisitions.

      Deferred income taxes as reflected on the historical financial statements as of September 30, 1997 include the activity of the accounting acquiror only. Although deferred income taxes on the September 30, 1998 historical financial statements reflect the activity of the accounting acquiror for the entire year, the remaining Founding Companies are included for all periods subsequent to March 10, 1998, the date of the Acquisitions. Also reflected in deferred income taxes on the September 30, 1998 historical financial statements are the deferred income taxes acquired through various acquisitions during the year ended September 30, 1998 which were unrelated to the original Acquisitions.

      If it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance to reduce the deferred tax assets reported is required based on the weight of evidence. After consideration of all the evidence, both positive and negative, no valuation allowance is necessary to reduce the deferred tax assets at September 30, 1998 as the Company believes it will realize the deferred tax assets principally through future earnings.

      Components of income tax expense are as follows:

                                                NINE MONTHS
                                 YEAR ENDED        ENDED        YEAR ENDED
                                SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                    1998           1997             1996
                               -------------   --------------  -------------
                                      (DOLLAR AMOUNTS IN THOUSANDS)
Currently paid or payable:
     Federal...................    $  3,949      $  1,496       $  1,611
     State.....................       1,531           360            389
                                   --------      --------       --------
                                      5,480         1,856          2,000
Deferred:
     Federal...................         (77)            3           (357)
     State.....................         (30)            1            (15)
                                   --------      --------       --------
                                       (107)            4           (372)
                                   --------      --------       --------
                                   $  5,373      $  1,860      $   1,628
                                   ========      ========      =========


      The net deferred tax assets (liabilities) consist of the following:

                                                         SEPTEMBER 30,
                                                   ------------------------
                                                        1998         1997
                                                   -----------   ----------
                                                       (DOLLAR AMOUNTS IN
                                                            THOUSANDS)
Deferred tax assets:
     Receivables allowance ........................   $   276    $    75
     Inventory allowance ..........................     2,002        632
     Accrued expenses .............................     1,011        243
     Uniform cost capitalization ..................       854        583
     Property and equipment .......................       670        198
     Other ........................................       608       --
                                                      -------    -------
                                                        5,421      1,731
                                                      -------    -------

Deferred tax liabilities, other ...................      (321)      (246)
                                                      -------    -------

                                                      $ 5,100    $ 1,485
                                                      =======    =======

Net deferred taxes consist of the following:
   Current assets .................................   $ 4,430    $ 1,420
   Noncurrent assets ..............................       670         65
                                                      -------    -------
                                                      $ 5,100    $ 1,485
                                                      =======    =======

      The Company's effective tax rate varied from the federal statutory tax rate during the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996 as follows:

                                               NINE MONTHS
                                 YEAR ENDED       ENDED        YEAR ENDED
                                SEPTEMBER 30,  SEPTEMBER 30,   DECEMBER 31,
                                    1998           1997           1996
                               -------------  --------------  -------------
Expected income tax rate ......    34.0%          34.0%          34.0%
International export sales
 partially exempt from
 federal income taxes
 (FSC benefit) ................    (1.4)          (2.6)          (4.4)
State taxes, net of federal
 benefit ......................     9.8            7.2            7.7
Nondeductible compensation ....     6.1            --             --
Adjustment to reflect IRS
 audit settlement .............     --             0.2            6.0
Nondeductible goodwill ........     3.8             --             --
Other nondeductible expenses ..     1.1            1.0            2.1
Other .........................     --             1.3           (6.1)
                                   ----           ----           ----
Effective tax rate ............    53.4%          41.1%          39.3%
                                   ====           ====           ====

6.  COMMON STOCK

      In March 1997, the Company granted stock purchase warrants that entitled certain venture capital investors to purchase 50,000 shares of the Company's common stock at a price of $6.00 per share through March 13, 2002.
All of the warrant shares were vested at issuance.

      In May 1997, Alatec's Board of Directors (the "Board") authorized an increase in the authorized shares of common stock from 2,500 shares to 2,500,000 shares. Concurrently, the Board approved a 1,000 for 1 stock-split.

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

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of Common Stock for use in connection with future acquisitions was declared effective. During the year ended September 30, 1998, 1,134,010 shares of Common Stock were issued in connection with acquisitions (See Note 2).

7.  EARNINGS PER SHARE

      The periods ended prior to October 1, 1997 represent the results of operations of Alatec under its historical capital and income tax structure. Accordingly, the shares of Common Stock attributable to Alatec are presented to calculate earnings per share for these periods. The computation of net income per share for the year ended September 30, 1998 is based on the weighted average shares of Common Stock outstanding as of September 30, 1998, which includes shares:

    Issued in consideration for acquisition of Founding Companies .    6,720,000
    Sold pursuant to the Offering and the over-allotment ..........    5,980,000
    Issued to McFarland, Grossman Capital Ventures II, L.C ........    2,295,000
    Issued to management and directors ............................      539,119
    Issued in connection with acquisitions ........................    1,134,010
                                                                      ----------
                                                                      16,668,129
                                                                      ==========


      Basic and diluted net income per share is computed based on the following information:


                                                   NINE MONTHS
                                    YEAR ENDED        ENDED         YEAR ENDED
                                   SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                       1998           1997             1996
                                   -------------   -------------   ------------
                                               (AMOUNTS IN THOUSANDS)
BASIC:

Net income .......................   $ 4,687          $ 2,669          $ 2,511
                                     =======          =======          =======

Average Common shares ............    10,335            2,969            2,969
                                     =======          =======          =======
DILUTED:

Net income .......................   $ 4,687          $ 2,669          $ 2,511
                                     =======          =======          =======

Average Common shares ............    10,335            2,969            2,969

Common share equivalents:
     Warrants ....................        12             --               --
     Options .....................        27             --               --
                                     -------          -------          -------
     Total Common
      share equivalents ..........        39             --               --
                                     -------          -------          -------

Average Common shares
 and Common share equivalents ....    10,374            2,969            2,969
                                     =======          =======          =======

8.  STOCK OPTION PLAN

      The Board of Directors has adopted, and the stockholders of the Company have approved, the Pentacon, Inc. 1998 Stock Plan (the "1998 Stock Plan"). The aggregate amount of Common Stock with respect to which options or other awards may be granted may not exceed 1,700,000 shares. As of September 30, 1998, the Company had granted options and other awards for a total of 1,109,105 shares under the 1998 Stock Plan.

      The 1998 Stock Plan is administered by the Compensation Committee, which is composed of non-employee directors (the "Committee"). Subject to the terms of the 1998 Stock Plan, the Committee generally determines to whom options will be granted and the terms and conditions of option grants. Options granted under the 1998 Stock Plan may be either non-qualified stock options, or may qualify as incentive stock options ("ISOs"), provided that the aggregate fair market value (determined at the time the ISO is granted) of the Common Stock with respect to which ISOs are exercisable for the first time by any employee during any calendar year under all plans of the Company and any parent or subsidiary corporation shall not exceed $100,000. No employee or consultant may receive an option in any year to purchase more than 250,000 shares of Common Stock. The Committee determines the period over which options become exercisable, provided that all options become immediately exercisable upon death of the grantee or upon a change-in-control of the Company.

      The 1998 Stock Plan also provides for automatic option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service, a non-employee director will receive a non-qualified option to purchase 15,000 shares of Common Stock, and continuing non-employee directors annually will receive options to purchase 5,000 shares of Common Stock. Options granted to non-employee directors are immediately exercisable in full and have a term of ten years.

      Upon exercise of a non-qualified option, the optionee generally will recognize ordinary income in the amount of the "option spread" (the difference between the market value of the option shares at the time of exercise and the exercise price), and the Company is generally entitled to a corresponding tax deduction (subject to certain withholding requirements). When an optionee sells shares issued upon the exercise of a non-qualified stock option, the optionee realizes a short-term or long-term gain or loss, depending on the length of the holding period, but the Company is not entitled to any tax deduction in connection with such sale.

      The Company applies APB 25 in accounting for the Plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is required by FAS 123 as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 1998: (i) risk-free interest rate of 6.5%, (ii) a dividend yield of 0.0%, (iii) volatility factors of the historical market price of the Company's Common Stock of 49.8% and (iv) a weighted average expected life of 10 years.

      The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the stock options. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FAS 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                         NINE MONTHS
                                         YEAR ENDED        ENDED
                                         SEPTEMBER 30,  SEPTEMBER 30,
                                            1998           1997
                                        -----------  --------------
                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Net income
    As reported .................       $    4,687   $        2,669
                                        ==========   ==============
    Pro forma ...................       $    3,101   $        2,669
                                        ==========   ==============
Income per share
    As reported .................       $     0.45   $         0.90
                                        ==========   ==============
    Pro forma ...................       $     0.30   $         0.90
                                        ==========   ==============

  A summary of the status of the Company's fixed stock option plans for officers and employees as of September 30, 1998 and activity during the year is presented below:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                     SHARES              PRICE
                                                  -----------        -----------


Outstanding at beginning of year .............           --           $     --
Granted ......................................      1,117,180              10.24
Canceled .....................................         (8,075)             10.00
                                                   ----------
                                                    1,109,105         $    10.24
                                                   ==========

Common shares authorized .....................      1,700,000
Outstanding options ..........................     (1,109,105)
Outstanding stock grants .....................         (4,119)
                                                   ----------
Options available for grant at end of
  year .......................................        586,776
                                                   ==========
Weighted average fair value of options
  granted during the year ....................      $    7.15



                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
------------------------------------------------------  ------------------------
                               WEIGHTED
                  SHARES        AVERAGE     WEIGHTED      SHARES      WEIGHTED
  RANGE OF      OUTSTANDING    REMAINING    AVERAGE     EXERCISABLE   AVERAGE
  EXERCISE          AT        CONTRACTUAL   EXERCISE        AT        EXERCISE
   PRICES         9/30/98        LIFE         PRICE      9/30/98        PRICE
-------------   ------------  ------------  ----------  -----------   ----------

$9.00-$12.44     1,109,105        9.5        $ 10.24      30,000       $ 10.00

9.  SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information are as follows:

                                                           NINE MONTHS
                                              YEAR ENDED     ENDED       YEAR ENDED
                                             SEPTEMBER 30, SEPTEMBER 30, DECEMBER 31,
                                                  1998         1997        1996
                                              ----------   ---------     --------
                                               (DOLLAR AMOUNTS IN THOUSANDS)

Interest paid during the period ............   $  1,612    $    829     $  1,029
Income taxes paid during the period ........   $ 10,817    $    930     $    404

Details of Founding Companies' acquisition:
  Fair value of assets .....................   $139,392    $   --       $   --
  Liabilities ..............................     62,354        --           --
                                               --------    --------     --------
  Total consideration ......................     77,038        --           --
  Less stock consideration .................     53,760        --           --
  Less cash acquired .......................      1,330        --           --
                                               --------    --------     --------
  Net cash paid for Founding Companies .....   $ 21,948    $   --           --
                                               ========    ========     ========

Details of acquisitions:

  Fair value of assets .....................   $152,708    $   --       $   --
  Liabilities ..............................     63,692        --           --
                                               --------    --------     --------
  Total consideration ......................     89,016        --           --
  Less stock consideration .................     11,496        --           --
  Less cash acquired .......................        489        --           --
                                               --------    --------     --------
  Net cash paid for acquisitions ...........   $ 77,031    $   --       $   --
                                               ========    ========     ========

10.   EMPLOYEE BENEFIT PLANS

      The Company has a number of defined contribution plans which cover substantially all of the Company's full-time employees. Under certain plans, the Company may make discretionary contributions, match various percentages of participants' contributions or both. The Company contributed $411,000, $80,000 and $99,000 in matching contributions to the plans for the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively. Additionally, the Company made discretionary contributions to certain plans of $10,000 and $300,000 for the year ended September 30, 1998 and the nine months that ended September 30, 1997, respectively.

11.   UNAUDITED QUARTERLY OPERATING RESULTS

                                        FIRST       SECOND      THIRD     FOURTH
                                       QUARTER     QUARTER     QUARTER   QUARTER
                                       -------     -------     -------   -------
                                             (IN THOUSANDS, EXCEPT SHARE DATA)
    YEAR ENDED SEPTEMBER 30, 1998

  Revenue .........................     14,502      19,856     46,428     60,292
  Gross profit ....................      5,947       7,469     16,048     20,588
  Operating income ................        530         171      4,727      6,989
  Net income (loss) ...............        145         (91)     2,121      2,512
  Basic earnings(loss) per
   share ..........................       0.03       (0.02)      0.13       0.15
  Diluted earnings (loss)
   per share ......................       0.03       (0.02)      0.13       0.15

    YEAR ENDED SEPTEMBER 30, 1997

  Revenue .........................     11,458      12,776     14,334     15,186
  Gross profit ....................      4,488       5,004      5,536      6,642
  Operating income ................      1,007       1,563      1,887      2,068
  Net income ......................        476         726        917      1,026
  Basic earnings per share ........       0.16        0.24       0.31       0.35
  Diluted earnings per share ......       0.16        0.24       0.31       0.35

12.    COMMITMENTS AND CONTINGENCIES

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

13.    RELATED PARTY TRANSACTIONS

      NOTES PAYABLE: The Company had notes payable to stockholders of $2,687,000 at September 30, 1997. During the year ended September 30, 1998, the nine months ended September 30, 1997, and the year ended December 31, 1996, interest expense of $19,000, $50,000 and $69,000, respectively, was incurred on these notes (See
Note 4).

      RELATED PARTY PURCHASES: The Company purchased approximately $1,756,000, $1,100,000 and $1,386,000, in the year ended September 30, 1998, the nine months ended September 30, 1997 and the year ended December 31, 1996, respectively, from a supplier which is 50% owned by a shareholder.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The following table sets forth information concerning the Company's directors and executive officers:

       NAME                AGE                   POSITION
       ----                ---                   --------
Mark E. Baldwin.........   45    Chairman of the Board and Chief Executive
                                 Officer
Jack L. Fatica..........   54    President, Chief Operating Officer and Director
Brian Fontana...........   41    Senior Vice President and Chief Financial
                                 Officer
Bruce M. Taten..........   43    Senior Vice President, Chief Administrative
                                 Officer, Corporate Secretary and General
                                 Counsel
Robert M. Chiste........   51    Director
Cary M. Grossman........   44    Director
Donald B. List..........   43    Director
Mary E. McClure.........   58    Director
Michael W. Peters.......   39    Director
Benjamin E. Spence, Jr..   45    Director
Clayton K. Trier........   46    Director

      MARK E. BALDWIN became Chief Executive Officer of the Company in September 1997 and became Chairman of the Board in November 1997. Mr. Baldwin has been involved in the organization of the Company, the acquisition of the Founding Companies and the Company's initial public offering. From 1980 through August 1997, Mr. Baldwin was employed by Keystone International, Inc., a publicly traded manufacturer of industrial valves and controls, serving most recently as President of the Industrial Valves & Controls Group, a division with 17 manufacturing locations and multiple company-owned sales and distribution locations in 15 countries.

      JACK L. FATICA became President, Chief Operating Officer and director of the Company in March 1998. Mr. Fatica has in excess of 30 years of experience in the fastener distribution business. He has been employed by AXS or its predecessors since 1967 and currently serves as its President.

      BRIAN FONTANA became Senior Vice President and Chief Financial Officer of the Company in October 1997. From 1996 to 1997, Mr. Fontana served as Executive Vice President and Chief Financial Officer of Prime Service, Inc., one of the largest rental equipment companies in the United States. From 1990 to 1996, he was employed by National Convenience Stores Incorporated, most recently as Vice President and Chief Financial Officer. From 1985 to 1990, Mr. Fontana was employed by NationsBank as a Vice President of Corporate Banking and earlier by Allied Bank of Texas as Assistant Vice President.

      BRUCE M. TATEN became Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary of the Company in October 1997. From 1993 to 1997, Mr. Taten was employed by Keystone International, Inc. most recently as Vice President and General Counsel. From 1988 to 1993, Mr. Taten practiced law at Sutherland Asbill & Brennan, a law firm based in Atlanta, Georgia. From 1983 to 1986, Mr. Taten practiced law with the New York firm of Simpson, Thacher & Bartlett. Mr. Taten is a C.P.A. and an attorney.

      ROBERT M. CHISTE became a director of the Company in March 1998. Mr. Chiste was President, Industrial Services Group, of Philip Services Corp. from August 1997 to June 1998. He served as Vice Chairman of Allwaste, Inc. ("Allwaste"), a provider of industrial and environmental services, from May 1997 through July 1997, President and Chief Executive Officer of Allwaste from November 1994 through July 1997 and a director of Allwaste from January 1995 through August 1997. Philip Services Corp. acquired Allwaste effective July 31, 1997. Mr. Chiste served as Chief Executive Officer and President of America National Power, Inc., a successor company of Transco Energy Ventures Company, from its creation in 1986 until August 1994. During the same period he served as Senior Vice President of Transco Energy Company. From 1980 to 1986, Mr. Chiste served in various executive roles with Enron Oil & Gas and its predecessor companies. Mr. Chiste also serves as a director of Franklin Credit Management Corp., a New York-based financial services company, and of Innovative Valve Technology, Inc.

      CARY M. GROSSMAN has been a director of the Company since March 1997. Mr. Grossman co-founded McFarland, Grossman & Company, Inc. ("MGCO"), an investment banking firm in 1991, and serves as its Chief Executive Officer. MGCO formed the Company in 1997 and sponsored the Company through its initial public offering. From 1977 until 1991, Mr. Grossman was engaged in the practice of public accounting. Mr. Grossman is a C.P.A.

      DONALD B. LIST became a director of the Company in March 1998. Mr. List has over 20 years of experience in the fastener and distribution business and has served as President of Alatec since 1981.

      MARY E. MCCLURE became a director of the Company in March 1998. Ms. McClure co-founded Capitol Bolt & Supply, Inc. in 1966 and has served as Capitol's President since 1981. Ms. McClure has served as Chairman of the Southwest Fastener Association and as Chairman/President of the National Fastener Distributor Association. Ms. McClure has also been inducted into the Fastener Hall of Fame.

      MICHAEL W. PETERS became a director of the Company in March 1998. Mr. Peters has over 11 years of experience in the fastener and distribution business. He joined Maumee Industries, Inc. in 1986 and has served as its Chief Executive Officer since July 1995.

      BENJAMIN E. SPENCE, JR. became a director of the Company in March 1998. Mr. Spence has over 22 years of experience in the fastener and distribution business and has served as President of Sales Systems, Limited since 1986.

      CLAYTON K. TRIER became a director of the Company in March 1998. Mr. Trier is a private investor. In 1993, he was a founder of U.S. Delivery Systems, Inc. ("U.S. Delivery"), a company created to consolidate the highly fragmented local delivery industry, and Mr. Trier served as Chairman and Chief Executive Officer of U.S. Delivery from its inception until April 1997. In March 1996, U.S. Delivery, an NYSE-listed company at that time, was acquired by Corporate Express, Inc., a large publicly owned office products company, and Mr. Trier served as a director of Corporate Express, Inc. from the acquisition date until January 1997. From 1991 to 1993, Mr. Trier was President of Trier & Partners, Inc., a consulting firm. From 1987 through 1990, Mr. Trier served as President and Co-Chief Executive Officer of Allwaste, a provider of industrial and environmental services listed on the NYSE. From 1974 to 1987, Mr. Trier was at the international accounting firm of Arthur Andersen & Co., in which he was a partner from 1983 to 1987.

      Directors are elected at each annual meeting of stockholders. The Board of Directors is divided into three classes of directors, with directors serving staggered three-year terms, expiring at the annual meeting of stockholders for fiscal years 1999, 2000 and 2001, respectively. At each annual meeting of stockholders, one class of directors will be elected for a full term of three years to succeed to that class of directors whose terms are expiring. Messrs. List's, Fatica's and Chiste's terms expire in 2001; Messrs. Spence's, Peters' and Trier's terms expire in 2000 and Ms. McClure's, Mr. Baldwin's and Mr. Grossman's terms expire in 1999. Mr. Grossman is the director elected by the holders of the Restricted Common Stock. The Company has agreed to nominate each of the Directors from the Founding Companies for re-election upon any expiration of their terms occurring prior to March, 2003. All officers serve at the discretion of the Board of Directors, subject to the terms of their respective employment agreements. See "--Employment Agreements."

      The Board of Directors has established an Audit Committee, a Compensation Committee and a Committee on Director Affairs. The Audit Committee recommends the appointment of auditors and oversees the accounting and audit functions of the Company. The Compensation Committee determines executive officers' and key employees' salaries and bonuses and administers the Pentacon, Inc. 1998 Stock Plan. Messrs. Chiste and Trier serve as members of the Company's Compensation Committee and Messrs. Chiste, Trier and Grossman comprise the Company's Audit Committee. The Committee on Director Affairs administers the Company's corporate governance program, recommends individuals to serve on the Company's Board of Directors, and reviews transactions between the Company and its directors to ensure fairness. Messrs. Trier, Grossman, Fatica and Baldwin serve as members of the Committee on Director Affairs.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

      Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives an annual fee of $16,000 paid in equal quarterly amounts. Directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacity as directors of the Company. Each non-employee director will receive stock options to purchase 15,000 shares of Common Stock upon election to the Board of Directors and an annual grant of 5,000 options. See "--1998 Stock Plan." In March 1998 Messrs. Chiste and Trier each purchased 10,000 shares of Common Stock at $10.00 per share and the Company granted each of Messrs. Chiste and Trier 10,000 shares of Common Stock pursuant to restricted stock grants under the 1998 Stock Plan.

EXECUTIVE COMPENSATION

      The following table sets forth certain compensation information for the Chief Executive Officer of the Company and three additional most highly compensated executive officers (the "Named Executive Officers") for the fiscal year ended September 30, 1998. The Company was incorporated in March 1997 but did not conduct any business operations until the acquisitions in March 1998. As a result, none of the

Named Executive Officers received any compensation from the Company prior to March 1998.

                                                 ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                      ----------------------------------------       ---------------------------------------
                                                                                           AWARDS           PAYOUTS
                                                                                     ------------------     -------
                          (B)           (C)              (D)           (E)              (F)       (G)        (H)          (I)
                                                                      OTHER         RESTRICTED SECURITIES                 ALL
                      FISCAL YEAR                                    ANNUAL           STOCK    UNDERLYING     LTIP       OTHER
                         ENDED        SALARY($)         BONUS     COMPENSATION       AWARD(S) OPTIONS/SARS  PAYOUTS($) COMPENSATION
                         -----        ---------         -----     ------------       -------- ------------  -----------------------
Mark E. Baldwin ...  Sept. 30, 1998   $83,750             --           --               --     185,000         --        --
Chairman and
  Chief Executive
  Officer

Jack L. Fatica ....  Sept. 30, 1998    83,750             --           --               --        --           --     $ 9,400
President
  and Chief
  Operating
  Officer

Bruce M. Taten ....  Sept. 30, 1998    83,750             --           --               --     100,000         --        --
Senior Vice
  President,
  Chief
  Administrative
  Officer,
  General
  Counsel and
  Secretary

Brian Fontana .....  Sept. 30, 1998    83,750             --           --               --      85,000         --        --
Senior Vice
  President and
  Chief
  Financial
  Officer

(1) Messrs. Baldwin's, Fatica's, Taten's and Fontana's salaries are based on annual salaries of $150,000.
(2) The Company commenced operations in March 1998. No amounts were paid prior to that time.

STOCK OPTIONS

      The following table reflects certain information regarding stock options granted to the Named Executive Officers during the fiscal year ended September 30, 1998.

                         OPTION GRANTS IN FISCAL 1998

                                                      INDIVIDUAL GRANTS
                          -----------------------------------------------------------------------------
                                                                             POTENTIAL REALIZABLE VALUE
                                                                              AT ASSUMED ANNUAL RATES
                           NUMBER OF     PERCENT OF                               OF STOCK PRICE
                          SECURITIES   TOTAL OPTIONS                               APPRECIATION
                          UNDERLYING      GRANTED                                FOR OPTION TERM
                           OPTIONS     TO EMPLOYEES  EXERCISE   EXPIRATION     ------------------------
    NAME                  GRANTED (1)    IN 1998      PRICE       DATE         5% ($)      10% ($)
    ----                  -----------    -------      -----       ----         ------      -------
Mark E. Baldwin ......      185,000       16.6%     $ 10.00      3/10/08     $1,163,455   $2,948,424
Jack L. Fatica .......         --         --           --           --             --           --
Bruce M. Taten .......      100,000        9.0%       10.00      3/10/08        628,895    1,593,742
Brian Fontana ........       85,000        7.6%       10.00      3/10/08        534,560    1,354,681

      The following table reflects certain information concerning the number of unexercised options held by the Named Executive Officers and the value of such officers' unexercised options as of

September 30, 1998. No options were exercised by the Named Executive Officers during the year ended September 30, 1998.

                         YEAR END 1998 OPTION VALUES

                                                      VALUE OF
                        NUMBER OF                  "IN-THE-MONEY"
                  UNEXERCISED OPTIONS AT             OPTIONS AT
                    SEPTEMBER 30, 1998           SEPTEMBER 30, 1998
                ---------------------------   --------------------------

                EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                ------------  -------------   -----------  -------------

Mark E. Baldwin.....      -        185,000             -              -
Jack L. Fatica......      -              -             -              -
Bruce M. Taten......      -        100,000             -              -
Brian Fontana.......      -         85,000             -              -

(1) Options are "in-the-money" if the closing market price of the Company's Common Stock exceeds the exercise price of the options. The exercise price of the options granted to Messrs. Baldwin, Taten and Fontana is $10.00 per share. The unexercised options for Messrs. Baldwin, Taten and Fontana have no value since the exercise price exceeds the closing market price of the Company's Common Stock on September 30, 1998.

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with each executive officer of the Company that prohibit such officers from disclosing the Company's confidential information and trade secrets and generally restrict these individuals from competing with the Company for a period of two years after the termination of their respective employment agreements. Messrs. Baldwin's and Fatica's employment agreements have an initial term of five years. The agreements for Messrs. Taten and Fontana have an initial term of three years. All of the employment agreements are terminable by the Company for "good cause" upon ten days' written notice and without "cause" or for "good reason" by the officer upon thirty days' written notice. All employment agreements provide that if the officer's employment is terminated by the Company without "good cause," such officer will be entitled to receive a lump-sum severance payment at the effective time of termination.

      All of the employment agreements contain certain provisions concerning a change-in-control of the Company, including the following: (i) in the event that the executive is not notified by the acquiring company that it will assume the Company's obligations under the employment agreement at least five days in advance of the transaction giving rise to the change-in-control, the change-in-control will be deemed a termination of the employment agreement by the Company without "cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable shall be tripled and the provisions which restrict competition with the Company shall not apply; and (ii) in any change-in-control situation, such officer may elect to terminate his employment by giving ten days' written notice prior to the anticipated closing of the transaction giving rise to the change-in-control, which will be deemed a termination of the employment agreement by the Company without "cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable shall be doubled and the time period during which such officer is restricted from competing with the Company will be eliminated. The change-of-control provisions in the employment agreements may discourage bids to acquire the Company or reduce the amount an acquiror is willing to pay for the Company.

1998 STOCK PLAN

      The Board of Directors has adopted, and the stockholders of the Company have approved, the Pentacon, Inc. 1998 Stock Plan (the "1998 Stock Plan"). The purpose of the 1998 Stock Plan is to provide directors, officers, key employees and certain other persons who will be instrumental in the success of the Company or its subsidiaries with additional incentives by increasing their proprietary interest in the Company. The aggregate amount of Common Stock with respect to which options or other awards may be granted may not exceed 1,700,000 shares (subject to adjustment to reflect stock splits). As of September 30, 1998, the Company had granted options and other awards for a total of 1,113,224 shares under the 1998 Stock Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

                            PRINCIPAL STOCKHOLDERS

      The following table sets forth information with respect to beneficial ownership of the Company's Common Stock as of October 31, 1998, by (i) all persons known to the Company to be the beneficial owner of 5% or more thereof,
(ii) each director, (iii) each executive officer and (iv) all officers and directors as a group. Unless otherwise indicated, the address of each such person is c/o Pentacon, Inc., 10375 Richmond Avenue, Suite 700, Houston, Texas 77042. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                                  BENEFICIALLY
                                                   SHARES OWNED      OWNED
                                                      NUMBER        PERCENT
                                                  --------------   -----------
                  Donald B. List (1) ............   2,979,493       17.9
                  Jack L. Fatica (2) ............   1,043,220        6.3
                  Generations Family Limited
                    Partnership (3) .............     901,321        5.4
                  Cary M. Grossman (4) ..........     358,615        2.2
                  Michael W. Peters .............     300,441        1.8
                  Benjamin E. Spence, Jr ........     253,332        1.5
                  Mark E. Baldwin ...............     207,100        1.2
                  Mary E. McClure ...............     184,470        1.1
                  Brian Fontana .................     133,000          *
                  Bruce Taten ...................     132,000          *
                  Clayton K. Trier (6) (7) ......      45,000          *
                  Robert M. Chiste (6) ..........      20,000          *
                  All officers and directors as a
                    group (14 persons) ..........   5,735,476       34.4

       * Less than one percent.

(1) Includes an aggregate of 76,248 shares held by three trusts for the benefit of Mr. List's minor children. Mr. List disclaims any beneficial ownership of the shares owned by the trusts.

(2) Includes 92,782 shares of Common Stock owned by the Jason P. Fatica Trust and 92,782 shares of Common Stock owned by the Ryan A. Fatica Trust of which Mr. Fatica is co-trustee.

(3) Represents shares owned by the Generations Family Limited Partnership of which Mr. Michael Black is General Partner. The Partnership address is 4648 Craftsbury Circle, Fort Wayne, Indiana, 46818.

(4) Consists of 152,000 shares owned directly by Mr. Grossman; and 193,304 shares owned by a family limited partnership of which Mr. Grossman is a general partner; 12,875 shares owned by McFarland, Grossman & Company, Inc., and 436 shares owned by Mr. Grossman's children. Mr. Grossman disclaims beneficial ownership of shares held by the family limited partnership, McFarland, Grossman & Company, and his children.

(5) Includes 84,243 shares of Common Stock owned by the Earl Milton McClure, Jr. Residuary Trust of which Ms. McClure is trustee.

(6) Includes 10,000 shares granted as a restricted stock grant under the 1998 Stock Plan.

(7) Includes 2,000 shares of Common Stock owned by the KKT Trust and 2,000 shares of Common Stock owned by the JCT Trust of which Mr. Trier is trustee.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

TRANSACTIONS INVOLVING CERTAIN OFFICERS, DIRECTORS AND STOCKHOLDERS

   LEASES OF REAL PROPERTY

      Alatec leases its facilities located in Chatsworth, California from Mr. List, who became a director of the Company in March 1998. The leases provide for a total annual rent of $462,840 with the terms of the leases expiring in March 2012. Alatec shall also pay taxes and utilities on the leased premises. The rent will be adjusted in accordance with the Consumer Price Index ("CPI"), subject to a minimum of 4% and a maximum of 8%. [In addition, Alatec leases its warehouse in Fremont, California from FDR Properties, an entity controlled and partially owned by Mr. List. This lease expires August 31, 2003 and provides for an annual rent of $126,000. Alatec shall also pay taxes and utilities on those premises.] The Company leases from the List Family Trust an office and warehouse in Chatsworth, California. The lease provides for an annual rental of $170,832 and terminates in October 2012. Alatec also pays utilities and taxes on the premises. The Company believes that the rent for each of these properties does not exceed fair market value.

      AXS leases certain real property located in Erie, Pennsylvania from JFJ Realty Company, an entity owned in part by Jack Fatica. Jack Fatica became an officer and director of the Company in March 1998. The lease for the property runs through August 2006 and provides for an annual rent of $240,000 through August 30, 2001. Beginning September 1, 2001, the rent shall be adjusted to fair market value as determined on February 1, 2001. Furthermore, AXS shall pay taxes and utilities on the leased premises. In addition, AXS leases certain real property located in Niles, Illinois from the Joseph Hoyt Residual Trust and the Hoyt Family Residual Trust, in which Mr. Hoyt has an economic and beneficial interest. The lease on this property will expire August 30, 2006, and provides for an annual rent of $157,500 through August 31, 2001. Beginning September 1, 2001, the rental shall be adjusted to fair market value as determined on February 1, 2001. Furthermore, AXS pays utilities and taxes on the leased premises. The Company believes that the rent for these properties does not exceed fair market value.

      SSL leases certain real properties located in Chester, South Carolina from Chester Associates, LLC, an entity owned in part by Mr. Spence. Mr. Spence became a director of the Company in March 1998. One facility in Chester, South Carolina is leased for an initial five year term expiring December 31, 2002, with an option to extend the lease for an additional five year term. The annual rent for the first year of this lease is $61,250. The rent shall increase each subsequent year of the lease based on the CPI, not to increase more than 4%. SSL shall be responsible for utilities. Also, certain warehouse space in South Carolina is leased to SSL. This warehouse is leased for an initial five year term expiring December 31, 2002, with an option to extend for an additional five year term. The annual rent for the first year of this lease is $55,000, with subsequent rental rates to increase per the CPI, not to exceed 4% in any one year. SSL is responsible for utilities. The Company believes that the rent for these properties does not exceed fair market value.

   OTHER TRANSACTIONS

      Mr. List owns approximately 50% of a supplier from which the Company purchased approximately $1.8 million of products during the fiscal year ended September 30, 1998. The Company believes all such purchases have been at fair market prices. The Company anticipates continuing to purchase products from the supplier in the future so long as the prices and terms remain competitive with those of alternative suppliers.

      In March 1998 Mr. Fatica acquired certain life insurance policies from AXS for the cash surrender value of the policy.

      Mr. Grossman is a principal in McFarland, Grossman & Company ("MG&C"), an investment banking and advisory firm. The Company engaged the services of an employee of MG&C from March 10, 1998 until July 10, 1998 to assist the Company with the development of its mergers and acquisition activities until the Company could employ an individual to assume that function. Pursuant to this agreement, the Company paid MG&C fees in the amount of $300,000 during the fiscal year ended September 30, 1998. The Company also paid MG&C fees in the amount of $600,000 for the fiscal year ended September 30, 1998 in connection with the placement of the Company's initial credit facility. The Company has entered into an indemnity agreement with certain principals of MG&C in connection with the initial public offering and the conduct of audit procedures at certain of the Founding Companies.

      All of the directors of Pentacon, other than Messrs. Grossman, Chiste and Trier, are employees of Pentacon or one of its subsidiaries and as such receive employment-based consideration and benefits from the Company.

COMPANY POLICY

      Any future transactions with directors, officers, employees or affiliates of the Company are anticipated to be minimal and must be approved in advance by a majority of disinterested members of the Board of Directors.

                                   PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(A)(1)      FINANCIAL STATEMENTS

      Reports of Independent Auditors

      Consolidated Balance Sheets as of September 30, 1998 and 1997

      Consolidated Statements of Operations for the Year Ended December 31,
       1996, the nine months ended September 30, 1997 and the Year Ended September 30, 1998.

      Consolidated Statements of Cash Flows for the Year Ended December 31,
       1996, the nine months ended September 30, 1997 and the Year Ended September 30, 1998.

      Consolidated  Statements of Changes in Stockholders  Equity for the Year
       Ended December 31, 1996, the nine months ended September 30, 1997 and the Year Ended

       September 30, 1998.

      Notes to Consolidated Financial Statements

(A)(2)      FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are not included in this Form 10-K Annual Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A)(3)      EXHIBITS

       2.1     Lock-Up Agreement between the Company and Michael Black dated
               March 10, 1998 (incorporated herein by reference to Exhibit
               2.1 of the Company's Form SC 13D).
       2.2     Lock-Up Agreement between the Company and Donald List dated March
               10, 1998 (incorporated herein by reference to Exhibit
               2.1 of the Company's Form SC 13D).
       2.3     Lock-Up Agreement between the Company and Jack Fatica dated March
               10, 1998 (incorporated herein by reference to Exhibit
               2.1 of the Company's Form SC 13D).
       2.4     Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-A12B).
       2.5     Plan of Merger and Stock Purchase Agreement dated as of August
               14, 1998 among Pentacon, Inc., Pentacon Aerospace Acquisition,
               Inc., West Coast Aero Products Holding Corp. and the common stockholders of West Coast and Steve Riggs and Joel Jacks
               (incorporated herein by reference to Exhibit 2.1 of the
               Company's Form 8-K filed September 18, 1998).
       2.6     Agreement and Plan of Merger dated as of July 17, 1998 among
               Pentacon, Inc., TIA Acquisition Corp., Texas International
               Aviation, Inc. and James B. Cassels, James W. Cassels, Frances
               Cassels, Gregory S. Cassels, the James Boyakin Cassels Trust,
               The Gregory Scott Cassels Trust, and Merritt B. Horrell
               (incorporated herein by reference to Exhibit 2. 1  of  the
               Company's Form 8-K filed July 31, 1998).
       3.1     Second Amended and Restated Certificate of Incorporation
               (incorporated herein by reference to Exhibit 3.1 of Registration
               Statement No. 333-49809).
       3.2     Bylaws (incorporated herein by reference to Exhibit 3.2 of
               Registration Statement No. 333-49809).
       4.1     Amended and Restated Certificate of Incorporation
               (incorporated by reference to Exhibit  (incorporated herein by reference to Exhibit 3.1 of Amendment No. 5 of the Company's
               Form S-1 (No. 333-41383)).
       4.2     Pentacon, Inc. 1998 Stock Option Plan (incorporated by
               reference to Exhibit 10.4 of Amendment No. 1 of the Company's
               Form S-1 (No. 333-41383)).
       10.1    Agreement and Plan of Organization respecting Alatec, Inc.
               dated as of December 1, 1997 (incorporated herein by reference to Exhibit 10.1 of Registration Statement No. 333-49809).
       10.2    Pentacon, Inc. 1998 Stock Plan  (incorporated herein by
               reference to Exhibit 10.1 of Registration Statement No.
               333-49809).
       10.3    Agreement and Plan of Organization respecting Alatec Products,
               Inc. dated as of December 1, 1997 (incorporated herein by
               reference to Exhibit 10.1 of Registration Statement No.
               333-41383).
       10.4    Form of Waiver of Termination Rights and Schedule of
               Signatories (incorporated herein by reference to Exhibit 10.11 of Registration Statement No. 333-49809).
       10.5    Form of Waiver and Schedule of Signatories (incorporated
               herein by reference to Exhibit 10.1 of Registration Statement
               No. 333-49809).
       10.6    Form of Recontribution Agreement and Schedule of Signatories
               (incorporated herein by reference to Exhibit 10.13 of
               Registration Statement No. 333-49809).
       10.7    Employment Agreement with James Jackson (incorporated herein by reference to
               Exhibit 10.14 of Registration Statement No. 333-49809).
       10.8    Agreement and Plan of Organization respecting AXS Solutions,
               Inc. dated as of December 1, 1997 (incorporated herein by
               reference to Exhibit 10.2 of Registration Statement No.
               333-49809).
       10.9    Agreement and Plan or Organization respecting Capitol Bolt &
               Supply, Inc. dated as of December 1, 1997 (incorporated herein by reference to Exhibit 10.3 of Registration Statement No.
               333-49809).
       10.10   Agreement and Plan of Organization respecting Maumee
               Industries, Inc. dated as of December 1, 1997 (incorporated herein by reference to Exhibit 10.4 of Registration Statement
               No. 333-49809).
       10.11   Agreement and Plan of Organization respecting Sales Systems
               Limited dated as of December 1, 1997 (incorporated herein by reference to Exhibit 10.5 of Registration Statement No.
               333-49809).
       10.12   Employment Agreement with Mark Baldwin (incorporated herein by reference to Exhibit 10.6 of Registration Statement No.
               333-49809).
       10.13   Employment Agreement with Bruce Taten (incorporated herein by reference to Exhibit 10.7 of Registration Statement No.
               333-49809).
       10.14   Employment Agreement with Brian Fontana (incorporated herein by reference to Exhibit 10.8 of Registration Statement No.
               333-49809).
       10.15   Form of Officer and Director Indemnification Agreement
               (incorporated herein by reference to Exhibit 10.9 of
               Registration Statement No. 333-49809).
       10.16*  Amended and Restated Credit Agreement with NationsBank.
       21.1*   Subsidiaries of the Registrant
       23.1*   Consent of Ernst & Young LLP
       23.2*   Consent of McGladrey & Pullen, LLP
       27.1*   Financial Data Schedule
       99.1    Press Release, dated August 17, 1998 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K filed
               August 24, 1998).
       99.2    Press Release, dated May 26, 1998 (incorporated herein by
               reference to Exhibit 99.1 of the Company's Form 8-K filed
               September 18, 1998).

      * Filed herewith.

(B)    REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K dated July 31, 1998 announcing that it had consummated the acquisition of Texas International Aviation, Inc.

      The Company filed a report on Form 8-K dated August 24, 1998 which included a copy of a press release announcing that it had signed a definitive agreement to acquire ASI Aerospace Group, Inc.

      The Company filed a report on Form 8-K dated September 18, 1998 announcing that it had consummated the acquisition of ASI Aerospace Group, Inc.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENTACON, INC.


Dated:      December 29, 1998             By:/s/ MARK E. BALDWIN
                                             -----------------------
                                          Chairman of the Board
                                          & Chief Executive Officer

      The undersigned directors and officers of Pentacon Inc. hereby constitute and appoint Brian Fontana and Bruce M. Taten, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place, and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              NAME                         CAPACITY               DATE

                                    Chairman  of the  Board    December 29, 1998
       /s/ MARK E. BALDWIN          and Chief Executive
----------------------------------  Officer(Principal
                                    Executive Officer)

                                    Vice President and         December 29, 1998
        /s/ BRIAN FONTANA           Chief Financial Officer
----------------------------------  (Principal Financial and
                                    Accounting Officer)

       /s/ DONALD B. LIST           Director                   December 29, 1998
----------------------------------

       /s/ MARY E. McCLURE          Director                   December 29, 1998
----------------------------------

      /s/ MICHAEL W. PETERS         Director                   December 29, 1998
----------------------------------

   /s/ BENJAMIN E. SPENCE, JR.      Director                   December 29, 1998
----------------------------------

      /s/ ROBERT M. CHISTE          Director                   December 29, 1998
----------------------------------

      /s/ CLAYTON K. TRIER          Director                   December 29, 1998
----------------------------------

      /s/ CARY M. GROSSMAN          Director                   December 29, 1998
----------------------------------