Form 10-Q
period 1998-12-31
PENTACON INC
filed 1999-02-16
CIK 1050504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED __________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998

COMMISSION FILE NUMBER:       001-13931

                                 PENTACON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                            76-0531585
(STATE OF OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

    10375 RICHMOND AVENUE, SUITE 700                     HOUSTON, TEXAS 77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

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

YES  [X]       NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT, PAR VALUE $.01 PER SHARE, OUTSTANDING AT JANUARY 31, 1999 WAS 16,668,129.

                                 PENTACON, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 1998

                                      INDEX

Part I - Financial Information

      Item 1 - Financial Statements

            Historical Consolidated Balance Sheets - Pentacon, Inc. as of
                  December 31, 1998 and September 30, 1998.....................3

            Consolidated Statements of Operations - Pentacon, Inc. Historical
                  for the Three Months ended December 31, 1998 and 1997
                  and Pro Forma for the Three Months ended
                  December 31, 1998 and 1997...................................4

            Historical Consolidated Statements of Cash Flows - Pentacon, Inc.
                  for the Three Months ended December 31, 1998 and 1997........6

            Notes to Consolidated Financial Statements.........................7

      Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................12

Part II - Other Information

      Item 6 - Exhibits and Reports...........................................18

      Signature...............................................................18

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PENTACON, INC.
                     HISTORICAL CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31, 1998  SEPTEMBER 30, 1998
                                                  -----------------  ------------------
                                                    (Unaudited)
                                                    (in thousands, except share data)
                  ASSETS
Cash and cash equivalents ...........................   $    744         $    835
Accounts receivable .................................     34,610           40,670
Inventories .........................................    116,390          112,392
Deferred income taxes ...............................      4,216            4,430
Other current assets ................................        897              923
                                                        --------         --------
         Total current assets .......................    156,857          159,250

Property and equipment, net of accumulated
   depreciation .....................................      7,404            7,077
Goodwill, net of accumulated amortization ...........    134,528          135,381
Deferred income taxes ...............................        672              670
Other assets ........................................      1,892            2,013
                                                        --------         --------
         Total assets ...............................   $301,353         $304,391
                                                        ========         ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ....................................   $ 33,895         $ 30,314
Accrued expenses ....................................      8,875            7,281
Income taxes payable ................................      3,384            1,988
Current maturities of long-term debt ................     31,957           51,513
                                                        --------         --------
         Total current liabilities ..................     78,111           91,096

Long-term debt, net of current maturities ...........    106,632           98,381
                                                        --------         --------
         Total liabilities ..........................    184,743          189,477

Preferred stock, $.01 par value, 10,000,000 shares
   authorized, no shares issued and outstanding .....       --               --
Common stock, $.01 par value, 51,000,000
   shares authorized,  16,668,129 shares issued
   and outstanding ..................................        167              167
Additional paid in capital ..........................    100,501          100,436
Retained earnings ...................................     15,942           14,311
                                                        --------         --------
         Total stockholders' equity .................    116,610          114,914
                                                        --------         --------
         Total liabilities and stockholders' equity .   $301,353         $304,391
                                                        ========         ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
               HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                     --------------------------
                                                             December 31,
                                                     --------------------------
                                                        1998              1997
                                                     ---------         ---------
                                                        (in thousands, except
                                                           per share data)

Revenues ...................................         $ 66,720          $ 14,502
Cost of sales ..............................           45,021             8,555
                                                     --------          --------
          Gross profit .....................           21,699             5,947

Operating expenses .........................           14,575             5,397
Goodwill amortization ......................              853                20
                                                     --------          --------
          Operating income .................            6,271               530

Other (income) expense, net ................               (7)              (13)
Interest expense ...........................            3,102               295
                                                     --------          --------
          Income before taxes ..............            3,176               248
Income taxes ...............................            1,545               103
                                                     --------          --------
          Net income .......................         $  1,631          $    145
                                                     ========          ========
Net income per share:
          Basic ............................         $   0.10          $   0.05
          Diluted ..........................         $   0.10          $   0.05

        The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                      --------------------------
                                                             December 31,
                                                      --------------------------
                                                         1998             1997
                                                       -------          --------
                                                        (in thousands, except
                                                            per share data)

Revenues ....................................         $ 66,720          $ 39,042
Cost of sales ...............................           45,021            25,367
                                                      --------          --------
          Gross profit ......................           21,699            13,675

Operating expenses ..........................           14,575            10,799
Goodwill amortization .......................              853               374
                                                      --------          --------
          Operating income ..................            6,271             2,502

Other (income) expense, net .................               (7)                8
Interest expense ............................            3,102               246
                                                      --------          --------
          Income before taxes ...............            3,176             2,248
Income taxes ................................            1,590             1,075
                                                      --------          --------
          Net income ........................         $  1,586          $  1,173
                                                      ========          ========
Net income per share:
          Basic .............................         $   0.10          $   0.08
          Diluted ...........................         $   0.10          $   0.08


The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
               HISTORICAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                          ----------------------
                                                               December 31,
                                                          ----------------------
                                                            1998         1997
                                                          --------     --------
                                                             (in thousands)
Cash Flows From Operating Activities:
         Net income ..................................    $  1,631     $    145
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
         Depreciation and amortization ...............       1,487           45
         Deferred income taxes .......................         212            1
         Loss on disposal of assets ..................           5         --
         Changes in operating assets and liabilities:
             Accounts receivable .....................       6,060         (715)
             Inventories .............................      (3,998)      (1,852)
             Other current assets ....................          26         --
             Accounts payable and accrued expenses ...       5,175        1,730
             Income taxes payable ....................       1,396         (179)
             Other assets and liabilities, net .......          (4)        --
                                                          --------     --------
           Net cash provided by (used in)
             operating activities ....................      11,990         (825)

Cash Flows From Investing Activities:
         Capital expenditures ........................        (795)         (85)
         Other .......................................           1          (71)
                                                          --------     --------
           Net cash used in investing activities .....        (794)        (156)

Cash Flows From Financing Activities:
         Principal payments on debt ..................     (19,105)         (52)
         Borrowings of debt ..........................       7,800          300
         Debt issuance costs .........................          18         --
                                                          --------     --------
           Net cash provided by (used in) financing
             activities ..............................     (11,287)         248

Decrease in cash and cash equivalents ................         (91)        (733)

Cash and cash equivalents, beginning of period .......         835          733
                                                          --------     --------
Cash and cash equivalents, end of period .............    $    744     $   --
                                                          ========     ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

      Pentacon, Inc. ("Pentacon" or the "Company") was incorporated in March 1997. On March 10, 1998, Pentacon and separate wholly-owned subsidiaries acquired in separate transactions, simultaneously with the closing of its initial public offering (the "Offering") of its common stock, five businesses (the "Initial Acquisitions"): Alatec Products, Inc. (Alatec), AXS Solutions, Inc. (AXS), Capitol Bolt & Supply, Inc. (Capitol), Maumee Industries, Inc. (Maumee), and Sales Systems, Limited (SSL), collectively referred to as the "Founding Companies." The consideration for the Initial Acquisitions consisted of a combination of cash and common stock. Because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of Pentacon common stock following the Offering and the Initial Acquisitions, and (ii) the stockholders of Alatec received the greatest number of shares of Pentacon common stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Alatec has been identified as the accounting acquiror. The acquisitions of the remaining Founding Companies have been accounted for using the purchase method of accounting. Therefore Alatec's historical financial statements for all periods prior to March 10, 1998 are presented as the historical financial statements of the registrant. Unless the context otherwise requires, all references herein to the Company include Pentacon and the Founding Companies. The allocations of the purchase price to the assets acquired and liabilities assumed of the Founding Companies has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

      In October 1998, the Company changed its year end from September 30 to December 31. This Transition Report on Form 10-Q is filed for the three-month transition period. The accompanying unaudited financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature. The statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

      The pro forma financial information for the three months ended December 31, 1998 and 1997 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of each respective three-month period. The pro forma financial information includes the effects of (i) the Initial Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to common stock issued to management (vi) amortization of goodwill resulting from the Initial Acquisitions and (vii) advances under the Credit Facility (see Note 4) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Acquisitions subsequent to the Offering ("Subsequent Acquisitions") are included in the Historical and Pro Forma Consolidated Statements of

Operations only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements of Pentacon included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

3.  ACQUISITIONS

      During the year ended December 31, 1998, the Company completed four acquisitions in addition to the acquisitions of the Founding Companies. In May 1998, the Company acquired Pace Products, Inc., a distributor of fasteners and other small parts which also provides inventory procurement and management services primarily to the telecommunications industry. In June 1998, the Company acquired D-Bolt Company Inc., a distributor of fasteners and other small parts primarily to the fabrication, construction and mining industries. In July 1998, the Company acquired Texas International Aviation, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. In September 1998, the Company acquired ASI Aerospace Group, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. The consideration paid consisted of an aggregate of 1,134,010 shares of Common Stock and approximately $77.0 million in cash. The acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies are included from the date of acquisition. The allocations of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

      If all acquisitions completed during the year ended December 31, 1998, including the Founding Companies, were effective on the first day of the period being reported, the unaudited pro forma revenues, gross margin, operating income and net income would have been:

                                                 Three Months Ended
                                                     December 31,
                                                ---------------------
                                                    1998       1997
                                                ---------   ---------
                                               (in thousands, except
                                                     share data)

                    Revenues ..................  $ 66,720   $ 65,345
                    Gross margin ..............    21,669     21,501
                    Operating income ..........     6,271      5,487
                    Net income ................     1,586      1,335
                    Net income per share:
                      Basic ...................  $   0.10   $   0.08
                      Diluted .................  $   0.10   $   0.08

4.  CREDIT FACILITY

      The Company has a credit agreement with a group of banks (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $110 million ($90 million on or after March 15, 1999), which may be used for general corporate purposes, future acquisitions, capital expenditures and working capital and a revolving term loan of $40 million. The Credit Facility is secured by Company stock and assets. Advances under the Credit Facility bear interest at the banks' designated variable rate plus a margin of 100 points. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin of 300 basis points. Commitment fees of 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable December 31, 2001. At December 31, 1998, the Company has approximately $14.6 million available under the Credit Facility.

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

5.  CAPITAL STOCK

      On March 10, 1998, the Company completed the Offering, which involved the sale by the Company of 5,980,000 shares of common stock at a price to the public of $10.00 per share, including 780,000 shares pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $50.8 million. Of this amount, $21.9 million (net of cash acquired) was used to pay the cash portion of the purchase price relating to the Initial Acquisitions with the remainder being used to pay certain indebtedness of the Founding Companies, make capital expenditures and fund working capital requirements.

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of common stock for use in connection with future acquisitions was declared effective.

6.  EARNINGS PER SHARE

      The historical period ended December 31, 1997 represents the results of operations of Alatec under its historical capital and income tax structure. Accordingly, the shares of common stock attributable to Alatec are presented to calculate earnings per share for this period. Pro forma net income per share for the period ended December 31, 1997 is computed based on the weighted average shares of common stock outstanding assuming the Initial Acquisitions and Offering occurred at the beginning of the period. The computation of historical and pro forma net income per share for the three-month period ended December 31, 1998 is based on the weighted average shares of common stock outstanding, which includes shares:

    Issued in consideration for Initial Acquisitions..........    6,720,000
    Sold pursuant to the Offering and the over-allotment......    5,980,000
    Issued to McFarland, Grossman Capital Ventures II, L.C....    2,295,000
    Issued to management and directors........................      539,119
    Issued in connection with Subsequent Acquisitions.........    1,134,010
                                                                 ----------
                                                                 16,668,129

     Basic and diluted historical net income per share is computed based on the following information:

                                                           Three Months Ended
                                                         -----------------------
                                                               December 31,
                                                         -----------------------
                                                           1998            1997
                                                         -------         -------
BASIC:                                                        (in thousands)

Net income .....................................         $ 1,631         $   145
                                                         =======         =======


Average common shares ..........................          16,668           2,969
                                                         =======         =======

DILUTED:

Net income .....................................         $ 1,631         $   145
                                                         =======         =======

Average common shares ..........................          16,668           2,969

Common share equivalents:
    Warrants ...................................            --              --
    Options ....................................            --              --
                                                         -------         -------
        Total common share equivalents .........            --              --
                                                         -------         -------

Average common shares and
     common share equivalents ..................          16,668           2,969
                                                         =======         =======

      Basic and diluted pro forma net income per share is computed based on the following information:
                                                           Three Months Ended
                                                         -----------------------
                                                               December 31,
                                                         -----------------------
                                                           1998            1997
                                                         -------         -------
                                                              (in thousands)
BASIC:
Net income .....................................         $ 1,586         $ 1,173
                                                         =======         =======
Average common shares ..........................          16,668          15,530
                                                         =======         =======
DILUTED:
Net income .....................................         $ 1,586         $ 1,173
                                                         =======         =======
Average common shares ..........................          16,668          15,530

Common share equivalents:
    Warrants ...................................            --                20
    Options ....................................            --              --
                                                         -------         -------
        Total common share equivalents .........            --                20
                                                         -------         -------
Average common shares and
     common share equivalents ..................          16,668          15,550
                                                         =======         =======
7.  INCOME TAXES

      The provision for income taxes included in the Historical Consolidated Statement of Operations for the three-month period ended December 31, 1998 assumes the application of statutory federal and state income tax rates, the non-deductibility of goodwill amortization and the non-deductibility of compensation related to common stock sold to management. The provision for income taxes included in the Historical Consolidated Statement of Operations for the three-month period ended December 31, 1997 reflects the activity of the accounting acquiror prior to the Initial Acquisitions. The provision for income taxes included in the Pro Forma Consolidated Statements of Operations for the three-month periods ended December 31, 1998 and 1997 assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization.

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

                                 PENTACON, INC.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion should be read in conjunction with the financial statements of the Company and related notes thereto and management's discussion and analysis of financial condition and results of operations related thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to
(i) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets (ii) changes in economic and industry conditions (iii) changes in regulatory requirements
(iv) changes in interest rates (v) levels of borrowings under the Company's Credit Facility (vi) accumulation of excess inventories by certain customers in the aerospace industry and (vii) volume or price adjustments with respect to sales to major customers. These and other risks and assumptions are described in the Company's reports that are available from the United States Securities and Exchange Commission.


RESULTS OF OPERATIONS

      In October 1998, the Company changed its year end from September 30 to December 31. This Transition Report on Form 10-Q is filed for the three month transition period.

      The pro forma financial information for the three months ended December 31, 1998 and 1997 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of each respective three-month period. The pro forma financial information includes the effects of (i) the Initial Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to common stock issued to management (vi) amortization of goodwill resulting from the Initial Acquisitions and (vii) advances under the Credit Facility (see Note 4 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Subsequent Acquisitions are included in the Pro Forma Consolidated Statements of Operations only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

      Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month month period or for a full year.

PRO FORMA THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

      The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues for the periods indicated:

                                                       Pro Forma
                                                Three Month Period Ended
                                                       December 31,
                                            -----------------------------------
                                                   1998               1997
                                            ----------------  -----------------
                                               (dollar amounts in thousands)
Revenues .................................  $ 66,720   100.0%  $ 39,042   100.0%
Cost of  sales ...........................    45,021    67.5     25,367    65.0
                                             -------   -----    -------   -----
                   Gross profit ..........    21,699    32.5     13,675    35.0

Operating expenses .......................    14,575    21.8     10,799    27.6
Goodwill amortization ....................       853     1.3        374     1.0
                                             -------   -----    -------   -----
                   Operating income ......     6,271     9.4      2,502     6.4

REVENUES

      Pro forma revenues increased 71.0% to $66.7 million for the three months ended December 31, 1998 from $39.0 million for the three months ended December 31, 1997. The increase in pro forma revenues was attributable primarily to the Subsequent Acquisitions and, to a lesser extent, internal revenue growth of the Founding Companies. The increase in the Founding Companies' pro forma revenues resulted primarily from increases in sales to existing customers. However, the internal growth rate of the Founding Companies' revenues was adversely affected during the three months ended December 31, 1998 due to reduced sales into the agricultural equipment market and essentially no increase in sales to a large aerospace customer.

COST OF SALES

      Pro forma cost of sales increased $19.6 million, or 77.2%, to $45.0 million for the three months ended December 31, 1998 from $25.4 million for the three months ended December 31, 1997. As a percentage of pro forma revenues, pro forma cost of sales increased from 65.0% in the three months ended December 31, 1997 to 67.5% in the three months ended December 31, 1998. The increase in pro forma cost of sales as a percentage of pro forma revenues was a result of an increase at the Founding Companies and lower margins historically attained by the Subsequent Acquisitions. The increase at the Founding Companies primarily results from decreases in margins attained with an existing customer supplying the agricultural equipment market and lower margins experienced with a new customer.

OPERATING EXPENSES

      Pro forma operating expenses increased $3.8 million, or 35.2%, to $14.6 million for the three months ended December 31, 1998 from $10.8 million for the three months ended December 31, 1997. As a percentage of pro forma revenues, pro forma operating expenses decreased to 21.8% for the three months ended December 31, 1998 from 27.6% for the three months ended December 31, 1997. Pro forma operating expenses as a percentage of pro forma revenues for the Founding Companies decreased from 27.6% for the three months ended December 31, 1997 to 25.7% for the three months ended December 31, 1998. The decrease was primarily attributable to reductions in personnel and related costs while maintaining a level volume of sales. In addition, the Company incurred lower sales commissions as a result of decreased international sales. The percentage of pro forma operating expenses compared to pro forma revenues incurred by Subsequent Acquisitions caused the remainder of the decrease.

OPERATING INCOME

      Due to the factors discussed above, pro forma operating income increased $3.8 million to $6.3 million for the three months ended December 31, 1998 from $2.5 million for the three months ended December 31, 1997. As a percentage of pro forma revenues, pro forma operating income increased to 9.4% for the three months ended December 31, 1998 from 6.4% for the three months ended December 31, 1997.


HISTORICAL THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

     The historical financial information represents the information of Alatec prior to the Initial Acquisitions and the Offering and the consolidated results of Pentacon subsequent to the Initial Acquisitions and the Offering on March 10, 1998. The following table sets forth certain selected historical financial data as a percentage of historical revenues for the periods indicated:

                                                  Historical
                                           Three Month Period Ended
                                                 December 31,
                                    ----------------------------------------
                                           1998                 1997
                                    -------------------   ------------------
                                         (dollar amounts in thousands)

Revenues ..........................  $ 66,720     100.0%  $ 14,502     100.0%
Cost of sales .....................    45,021      67.5      8,555      59.0
                                      -------   -------    -------   -------
          Gross profit ............    21,699      32.5      5,947      41.0

Operating expenses ................    14,575      21.8      5,397      37.2
Goodwill amortization .............       853       1.3         20       0.1
                                      -------   -------    -------   -------
          Operating income ........     6,271       9.4        530       3.7

REVENUES

      Revenues increased $52.2 million, or 360.0%, from $14.5 million for the three months ended December 31, 1997 to $66.7 million for the three months ended December 31, 1998. The increase in revenues primarily results from the Initial Acquisitions on March 10, 1998 and the Subsequent Acquisitions.

COST OF SALES

      Cost of sales increased $36.4 million, or 423.3%, from $8.6 million for the three months ended December 31, 1997 to $45.0 million for the three months ended December 31, 1998. The increase in cost of sales primarily results from the Initial Acquisitions on March 10, 1998 and the Subsequent Acquisitions.

OPERATING EXPENSES

      Operating expenses increased $9.2 million, or 170.4%, from $5.4 million for the three months ended December 31, 1997 to $14.6 million for the three months ended December 31,

1998. The increase in operating expenses primarily results from the Initial Acquisitions and the Offering on March 10, 1998 and the Subsequent Acquisitions.

OPERATING INCOME

      Operating income increased $5.8 million, or 1,160.0%, from $0.5 million for the three months ended December 31, 1997 to $6.3 million for the three months ended December 31, 1998 due to the factors noted above.

NON OPERATING COSTS AND EXPENSES

      Interest expense for the three months ended December 31, 1998 totaled $3.1 million compared to $0.3 million for the three months ended December 31, 1997. The increase in interest expense primarily results from the Initial Acquisitions and the Offering on March 10, 1998 and the Subsequent Acquisitions.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three months ended December 31, 1998 was $1.5 million (an effective rate of 48.6%) compared with $0.1 million (an effective rate of 41.5%) for the three months ended December 31, 1997. The higher effective tax rate for the year ended December 31, 1998 primarily related to expenses of $3.8 million recorded for goodwill amortization and stock-based compensation which are not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

      The Company provided $12.0 million of net cash from operating activities during the three months ended December 31, 1998, primarily from working capital reductions. Net cash used in investing activities was $.8 million for capital expenditures. Net cash used in financing activities was $11.3 million for the three months ended December 31, 1998 and primarily consisted of $19.1 million repayment of debt partially offset by $7.8 million of borrowings on debt. At December 31, 1998, the Company had cash of $.8 million, working capital of $78.7 million and total debt of $138.6 million.

      The Company has entered into a credit agreement with a group of banks (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $110 million (90 million on or after March 15, 1999), which may be used for general corporate purposes, future acquisitions, capital expenditures and working capital and a revolving term loan of $40 million. The Credit Facility is secured by Company stock and assets. Advances under the Credit Facility bear interest at the banks' designated variable rate plus a margin of 100 basis points. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin of 300 basis points. Commitment fees of 50 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable December 31, 2001. At December 31, 1998, the Company has approximately $14.6 million available under the Credit Facility.

      The Credit Facility also contains provisions for quarterly reductions in the ratio of the Company's interest-bearing debt to its pro forma trailing EBITDA. Based upon the Company's projections of the ensuing year's pro forma trailing EBITDA, a portion of the borrowings under the Credit Facility has been classified as current liabilities.

      On March 10, 1998, the Company completed the Offering, which involved the sale by the Company of 5,980,000 shares of common stock at a price to the public of $10.00 per share, including 780,000 shares pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $50.8 million. Of this amount, $21.9 million (net of cash acquired) was used to pay the cash portion of the purchase price relating to the Initial Acquisitions with the remainder being used to pay certain indebtedness of the Founding Companies, make capital expenditures and fund working capital requirements.

      The Company may require significant additional capital and/or debt. The Company intends to seek additional capital as necessary to fund its operating plans through one or more funding sources that may include borrowings under the Credit Facility or offerings of debt and/or equity securities of the Company. As noted above, the Company's Credit Facility anticipates certain reductions in the line of credit made available under the Credit Facility. Management is exploring alternatives to obtain additional capital and/or debt, or refinance all or a portion of its existing debt, in order to remain in compliance with the provisions of the Credit Facility. Although management believes that it will be able to obtain such additional capital or debt or will be able to refinance its existing debt, there can be no assurances that sufficient funds will be available to the Company at the time it is required or on terms acceptable to the Company. Failure of the Company to obtain such additional capital or debt, or to refinance its existing debt, would have a material and adverse effect on the Company.

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of common stock for use in connection with future acquisitions was declared effective. During the year ended December 31, 1998, 1,134,010 shares of common stock were issued in connection with acquisitions.

      The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for accounting and reporting purposes and for revenue-generating activities. The Pentacon companies which primarily serve the aerospace industry are in the process of migrating to a common information system which will facilitate product ordering, pricing and reporting among the companies. The total expenditures for these information systems are expected to be approximately $3.0 million, the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. Funding for these expenditures will come from operating cash flows and the Company's Credit Facility as necessary.


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

      As of December 31, 1998, the Company has spent $0.1 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will incur $0.3 million in additional costs during 1999 relating to Year 2000 issues. The Company expects that it will spend approximately $3.0 million to purchase software and hardware and on implementation expenses associated with the migration to a common information technology system in the Pentacon companies which primarily serve the aerospace industry. The Company believes that these costs are not, for the most part, directly related to Year 2000 issues, but are required for the implementation of its new system in the Pentacon companies which primarily serve the aerospace industry.

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

                           PART II -OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

    10.17 -- First Amendment to Amended and Restated Credit Agreement

    10.18 -- Second Amendment to Amended and Restated Credit Agreement

    27    -- Financial Data Schedule

(b)  REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K dated November 2, 1998 concerning a change from a September 30 fiscal year to a December 31 calendar year.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENTACON, INC.

Dated:      February 16, 1999             By:  /s/ BRIAN FONTANA
                                               -----------------
                                               BRIAN FONTANA
                                               Senior Vice President
                                               & Chief Financial Officer