Form 10-Q
period 1999-03-31
PENTACON INC
filed 1999-05-14
CIK 1050504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO __________________

COMMISSION FILE NUMBER:     001-13931

                                 PENTACON, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                              76-0531585
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

    10375 RICHMOND AVENUE, SUITE 700                       HOUSTON, TEXAS 77042
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                  713-860-1000
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   [X]       NO  [ ]

NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT, PAR VALUE $.01 PER SHARE, OUTSTANDING AT APRIL 30, 1999 WAS 16,668,129.

                                 PENTACON, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                      INDEX

Part I - Financial Information

     Item 1 - Financial Statements

          Historical Consolidated Balance Sheets - Pentacon, Inc. as of
                     March 31, 1999 and December 31, 1998.......................................................3

          Consolidated Statements of Operations - Pentacon, Inc. Historical for the
                    Three Months ended March 31, 1999 and 1998
                    and Pro Forma for the Three Months ended
                    March 31, 1999 and 1998.....................................................................4

          Historical Consolidated Statements of Cash Flows - Pentacon, Inc. for
                    the Three Months ended March 31, 1999 and 1998..............................................6

          Notes to Consolidated Financial Statements............................................................7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                    Results of Operations......................................................................11

Part II - Other Information

     Item 2 - Change in Securities.............................................................................17

     Item 6 - Exhibits and Reports.............................................................................17

     Signature.................................................................................................17

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 PENTACON, INC.
                     HISTORICAL CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31, 1999   DECEMBER 31, 1998
                                                               --------------   -----------------
                                                                (in thousands, except share data)
                                 ASSETS
Cash and cash equivalents ..................................   $          768   $             744
Accounts receivable ........................................           38,087              34,610
Inventories ................................................          118,968             116,390
Deferred income taxes ......................................            5,371               4,216
Other current assets .......................................              517                 897
                                                               --------------   -----------------
                    Total current assets ...................          163,711             156,857

Property and equipment, net of accumulated
     depreciation ..........................................            8,667               7,404
Goodwill, net of accumulated amortization ..................          135,503             134,528
Deferred income taxes ......................................              672                 672
Other assets ...............................................            4,743               1,892
                                                               --------------   -----------------
                    Total assets ...........................   $      313,296   $         301,353
                                                               ==============   =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...........................................   $       31,039   $          33,895
Accrued expenses ...........................................           11,585               8,875
Income taxes payable .......................................            3,504               3,384
Current maturities of long-term debt .......................              402              31,957
                                                               --------------   -----------------
                    Total current liabilities ..............           46,530              78,111

Long-term debt, net of current maturities ..................          149,832             106,632
                                                               --------------   -----------------
                    Total liabilities ......................          196,362             184,743

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding ..........             --                  --
Common stock, $.01 par value, 51,000,000 shares
     authorized, 16,668,129 shares issued and outstanding ..              167                 167
Additional paid in capital .................................          100,566             100,501
Retained earnings ..........................................           16,201              15,942
                                                               --------------   -----------------
                  Total stockholders' equity ...............          116,934             116,610
                                                               --------------   -----------------
                  Total liabilities and stockholders' equity   $      313,296   $         301,353
                                                               ==============   =================

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                       ------------------------
                                                                March 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
                                                        (in thousands, except
                                                            per share data)

Revenues .......................................       $ 66,550        $ 19,856
Cost of sales ..................................         44,648          12,387
                                                       --------        --------
          Gross profit .........................         21,902           7,469

Operating expenses .............................         15,012           7,219
Goodwill amortization ..........................            858              79
                                                       --------        --------
          Operating income .....................          6,032             171

Write-off of debt issuance costs ...............          2,308            --
Other (income) expense, net ....................            (18)             (5)
Interest expense ...............................          3,192             312
                                                       --------        --------

          Income (loss) before taxes ...........            550            (136)
Income taxes ...................................            291             (45)
                                                       --------        --------

          Net income (loss) ....................       $    259        $    (91)
                                                       ========        ========

Net income (loss) per share:
          Basic ................................       $   0.02        $  (0.02)
          Diluted ..............................       $   0.02        $  (0.02)


The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                      -------------------------
                                                              March 31,
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
                                                        (in thousands, except
                                                           per share data)

Revenues .....................................        $ 66,550         $ 41,297
Cost of sales ................................          44,648           27,169
                                                      --------         --------
          Gross profit .......................          21,902           14,128

Operating expenses ...........................          15,012            9,790
Goodwill amortization ........................             858              374
                                                      --------         --------
          Operating income ...................           6,032            3,964

Write-off of debt issuance costs .............           2,308             --
Other (income) expense, net ..................             (18)             (30)
Interest expense .............................           3,192              260
                                                      --------         --------

          Income before taxes ................             550            3,734
Income taxes .................................             291            1,684
                                                      --------         --------

          Net income .........................        $    259         $  2,050
                                                      ========         ========

Net income per share:
          Basic ..............................        $   0.02         $   0.13
          Diluted ............................        $   0.02         $   0.13

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                HISTORICAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                         ----------------------
                                                                                March 31,
                                                                         ----------------------
                                                                           1999         1998
                                                                         ---------    ---------
                                                                               (in thousands)
Cash Flows From Operating Activities:
         Net income (loss) ...........................................   $     259    $     (91)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization ...............................       1,406          159
         Deferred income taxes .......................................         131         (188)
         Compensation expense related to issuance of
              management shares ......................................        --          1,800
         Write-off of debt issuance costs ............................       2,308         --
         Changes in operating assets and liabilities:
                      Accounts receivable ............................      (3,532)       1,158
                      Inventories ....................................      (3,444)      (2,760)
                      Other current assets ...........................          86          185
                      Accounts payable and accrued expenses ..........      (3,214)      (1,057)
                      Income taxes payable ...........................         120       (3,675)
                      Other assets and liabilities, net ..............        (991)       1,259
                                                                         ---------    ---------
              Net cash used in operating activities ..................      (6,871)      (3,210)

Cash Flows From Investing Activities:
         Capital expenditures ........................................      (1,673)      (1,403)
         Cash paid for Founding Companies, net of cash acquired ......        --        (21,948)
         Other .......................................................        --             10
                                                                         ---------    ---------
              Net cash used in investing activities ..................      (1,673)     (23,341)

Cash Flows From Financing Activities:
         Principal payments on debt ..................................     (98,528)     (35,768)
         Borrowings of debt ..........................................     110,133       15,800
         Proceeds from issuance of common stock, net of offering costs        --         50,815
         Debt issuance costs .........................................      (3,037)        (207)
                                                                         ---------    ---------
              Net cash provided by financing activities ..............       8,568       30,640

Increase in cash and cash equivalents ................................          24        4,089

Cash and cash equivalents, beginning of period .......................         744         --
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................   $     768    $   4,089
                                                                         =========    =========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION

           Pentacon, Inc. ("Pentacon" or the "Company") was incorporated in March 1997. On March 10, 1998, Pentacon and separate wholly-owned subsidiaries acquired in separate transactions, simultaneously with the closing of its initial public offering (the "Offering") of its common stock, five businesses (the "Initial Acquisitions"): Alatec Products, Inc. (Alatec), AXS Solutions, Inc. (AXS), Capitol Bolt & Supply, Inc. (Capitol), Maumee Industries, Inc. (Maumee), and Sales Systems, Limited (SSL), collectively referred to as the "Founding Companies." The consideration for the Initial Acquisitions consisted of a combination of cash and common stock. Because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of Pentacon common stock following the Offering and the Initial Acquisitions, and (ii) the stockholders of Alatec received the greatest number of shares of Pentacon common stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Alatec has been identified as the accounting acquiror. The acquisitions of the remaining Founding Companies have been accounted for using the purchase method of accounting. Therefore Alatec's historical financial statements for all periods prior to March 10, 1998 are presented as the historical financial statements of the registrant. Unless the context otherwise requires, all references herein to the Company include Pentacon, the Founding Companies and acquisitions subsequent to the Offering ("Subsequent Acquisitions").

           In October 1998, the Company changed its year end from September 30 to December 31. A Transition Report on Form 10-Q was filed for the three-month transition period ended December 31, 1998. The accompanying unaudited interim financial statements are prepared pursuant to the Rules and Regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature. The statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and the Transition Report on Form 10-Q filed for the three-month transition period ended December 31, 1998.

           The pro forma financial information for the three months ended March 31, 1998 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of the three-month period. The pro forma financial information includes the effects of (i) the Initial Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to common stock issued to management (vi) amortization of goodwill resulting from the Initial Acquisitions and (vii) advances under the Bank Credit Facility (see Note 4) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Subsequent Acquisitions are included in the Historical and Pro Forma Consolidated Statements of Operations only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 1 of the Notes to Consolidated Financial Statements of Pentacon included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

3.     ACQUISITIONS

           During the year ended December 31, 1998, the Company completed four acquisitions in addition to the acquisitions of the Founding Companies. In May 1998, the Company acquired Pace Products, Inc., a distributor of fasteners and other small parts which also provides inventory procurement and management services primarily to the telecommunications industry. In June 1998, the Company acquired D-Bolt Company Inc., a distributor of fasteners and other small parts primarily to the fabrication, construction and mining industries. In July 1998, the Company acquired Texas International Aviation, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. In September 1998, the Company acquired ASI Aerospace Group, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. The consideration paid for the Subsequent Acquisitions consisted of an aggregate of 1,134,010 shares of common stock and approximately $77.0 million in cash. The acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies are included from the date of acquisition. The allocations of purchase price to the Founding Companies' assets acquired and liabilities assumed was assigned and recorded based on fair market values. The allocation of purchase price to the Subsequent Acquisitions' assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair market value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

           If all completed acquisitions, including the Founding Companies, were effective on the first day of the period being reported, the unaudited pro forma revenues, gross margin, operating income and net income would have been:

                                               Three Months Ended
                                                    March 31,
                                              ---------------------
                                                1999         1998
                                              --------     --------
                                              (in thousands, except
                                                   share data)

              Revenues ....................   $ 66,550     $ 69,366
              Gross margin ................     21,902       23,673
              Operating income ............      6,032        8,698
              Write-off of debt issuance
                  costs ...................      2,308         --
              Net income ..................        259        3,265
              Net income per share:
                  Basic ...................   $   0.02     $   0.20
                  Diluted .................   $   0.02     $   0.20

4.     LONG-TERM DEBT

           In March 1999, the Company sold $100 million of Senior Subordinated notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after paying discounts and commissions, from the offering were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12 1/4% due and payable on April 1 and October 1. The interest rate on the Notes will increase to 12 3/4% per annum if earnings before interest, taxes, depreciation, amortization and write-off of debt issuance costs ("EBITDA") for each of the quarters ended March 31, 1999 and June 30, 1999 is not at least $7.25 million. The Company's EBITDA for the quarter ended March 31, 1999 was $7.5 million. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. The Notes are subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. In addition, the Company is required to comply with a fixed charge ratio. The Company has registered the Notes so that the noteholders can exchange the privately-placed Notes for publicly-registered notes with identical terms. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

           In connection with the issuance of the Notes in March 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $85 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' designated variable rate plus a margin of 25 to 150 basis points. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 175 to 325 basis points. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth, senior debt leverage ratio, subordinated debt leverage ratio, and minimum fixed charge ratio. At March 31, 1999, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable December 31, 2001. At March 31, 1999, the Company has approximately $31.3 million available under the Bank Credit Facility. In connection with the amendment of and reduction in the Bank Credit Facility, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

5.     EARNINGS PER SHARE

           Pro forma and historical net income per share for the period ended March 31, 1998 is computed based on the weighted average shares of common stock outstanding. The pro forma calculation assumes the Initial Acquisitions and Offering occurred at the beginning of the period. The computation of historical and pro forma net income per share for the three-month period ended March 31, 1999 is based on the weighted average shares of common stock outstanding.

           Basic and diluted historical net income per share is computed based on the following information:

                                                            Three Months Ended
                                                          ---------------------
                                                                March 31,
                                                          ---------------------
                                                           1999           1998
                                                          -------       -------
         BASIC:                                              (in thousands)
         Net income (loss) ..........................     $   259       $   (91)
                                                          =======       =======

         Average common shares ......................      16,668         6,040
                                                          =======       =======

         DILUTED:
         Net income (loss) ..........................     $   259       $   (91)
                                                          =======       =======

         Average common shares ......................      16,668         6,040

         Common share equivalents:
             Warrants ...............................        --            --
             Options ................................        --            --
                 Total common share equivalents .....        --            --
                                                          -------       -------
         Average common shares and
              common share equivalents ..............      16,668         6,040
                                                          =======       =======

           Basic and diluted pro forma net income per share is computed based on the following information:

                                                            Three Months Ended
                                                          ---------------------
                                                                March 31,
                                                          ---------------------
                                                            1999         1998
                                                          -------       -------
                                                              (in thousands)
         BASIC:
         Net income .................................     $   259       $ 2,050
                                                          =======       =======

         Average common shares ......................      16,668        15,530
                                                          =======       =======
         DILUTED:
         Net income .................................     $   259       $ 2,050
                                                          =======       =======

         Average common shares ......................      16,668        15,530

         Common share equivalents:
             Warrants ...............................        --              25
             Options ................................        --             170
                                                          -------       -------
                 Total common share equivalents .....        --             195
                                                          -------       -------
         Average common shares and
              common share equivalents ..............      16,668        15,725
                                                          =======       =======

6.     INCOME TAXES

           The provision for income taxes included in the Historical Consolidated Statement of Operations for the three-month period ended March 31, 1999 assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. The provision for income taxes included in the Historical Consolidated Statement of Operations for the three-month period ended March 31, 1998 reflects the activity of the accounting acquiror prior to the Initial Acquisitions, the non-deductibility of goodwill amortization and the non-deductibility of compensation related to common stock sold to management. The provision for income taxes included in the Pro Forma Consolidated Statements of Operations for the three-month periods ended March 31, 1999 and 1998 assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The following discussion should be read in conjunction with the financial statements of the Company and related notes thereto and management's discussion and analysis of financial condition and results of operations related thereto which are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and the Transition Report on Form 10-Q filed for the three-month transition period ended December 31, 1998. As noted in the transition report, the Company's year end has been changed to December 31 from September 30. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to (i) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets (ii) changes in economic and industry conditions (iii) changes in regulatory requirements (iv) changes in interest rates (v) levels of borrowings under the Company's Bank Credit Facility (vi) accumulation of excess inventories by certain customers in the aerospace industry and (vii) volume or price adjustments with respect to sales to major customers. These and other risks and assumptions are described in the Company's reports that are available from the United States Securities and Exchange Commission.


RESULTS OF OPERATIONS

           In October 1998, the Company changed its year end from September 30 to December 31. A Transition Report on Form 10-Q has been filed for the three month transition period ended December 31, 1998.

           The pro forma financial information for the three months ended March 31, 1999 and 1998 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of each respective three-month period. The pro forma financial information includes the effects of (i) the Initial Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to common stock issued to management (vi) amortization of goodwill resulting from the Initial Acquisitions and (vii) advances under the Bank Credit Facility (see Note 4 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Subsequent Acquisitions are included in the Pro Forma Consolidated Statements of Operations only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

           Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month period or for a full year.


PRO FORMA THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

           The following table sets forth certain selected pro forma financial data as a percentage of pro forma revenues for the periods indicated:

                                                         Pro Forma
                                                   Three Month Period Ended
                                                          March 31,
                                             ----------------------------------
                                                   1999              1998
                                             ---------------    ---------------
                                                  (dollars in thousands)

Revenues .................................   $66,550   100.0%   $41,297   100.0%
Cost of  sales ...........................    44,648    67.1     27,169    65.8
                                             -------   -----    -------   -----
           Gross profit ..................    21,902    32.9     14,128    34.2

Operating expenses .......................    15,012    22.5      9,790    23.7
Goodwill amortization ....................       858     1.3        374     0.9
                                             -------   -----    -------   -----
           Operating income ..............   $ 6,032     9.1%   $ 3,964     9.6%
                                             =======   =====    =======   =====
REVENUES

           Pro forma revenues increased 61.3% to $66.6 million for the three months ended March 31, 1999 from $41.3 million for the three months ended March 31, 1998. The increase in pro forma revenues was attributable primarily to the Subsequent Acquisitions and, to a lesser extent, internal revenue growth of the Founding Companies. The increase in the Founding Companies' pro forma revenues was 4.0% and resulted primarily from increases in sales to existing customers. However, the internal growth rate of the Founding Companies' revenues was adversely affected during the three months ended March 31, 1999 due to lower pricing and reduced sales into the agricultural equipment market and lower sales growth in our aerospace business.

COST OF SALES

           Pro forma cost of sales increased $17.4 million, or 64.0%, to $44.6 million for the three months ended March 31, 1999 from $27.2 million for the three months ended March 31, 1998. As a percentage of pro forma revenues, pro forma cost of sales increased from 65.8% in the three months ended March 31, 1998 to 67.1% in the three months ended March 31, 1999. The increase in pro forma cost of sales as a percentage of pro forma revenues was a result of lower margins historically attained by the Subsequent Acquisitions as the ratio remained approximately the same for the Founding Companies.

OPERATING EXPENSES

           Pro forma operating expenses increased $5.2 million, or 53.1%, to $15.0 million for the three months ended March 31, 1999 from $9.8 million for the three months ended March 31, 1998. As a percentage of pro forma revenues, pro forma operating expenses decreased to 22.5% for the three months ended March 31, 1999 from 23.7% for the three months ended March 31, 1998. The decrease was primarily attributable to lower operating expenses as a percentage of revenues historically attained by the Subsequent Acquisitions.

OPERATING INCOME

           Due to the factors discussed above, pro forma operating income increased $2.0 million to $6.0 million for the three months ended March 31, 1999 from $4.0 million for the three months ended March 31, 1998. As a percentage of pro forma revenues, pro forma operating income decreased to 9.1% for the three months ended March 31, 1999 from 9.6% for the three months ended March 31, 1998.

NON-OPERATING COSTS AND EXPENSES

           The write-off of debt issuance costs during the three months ended March 31, 1999 resulted from the amendment of the Company's Bank Credit Facility in connection with the Senior Subordinated Notes Offering. Interest expense for the three months ended March 31, 1999 totaled $3.2 million compared to $0.3 million for the three months ended March 31, 1998. The increase in interest expense primarily results from additional debt incurred for the Subsequent Acquisitions.

PROVISION FOR INCOME TAXES

           The provision for income taxes for the three months ended March 31, 1999 was $0.3 million (an effective rate of 52.9%) compared with $1.7 million (an effective rate of 45.1%) for the three months ended March 31, 1998. The higher effective tax rate for the quarter ended March 31, 1999 primarily related to the increase in non-deductible goodwill amortization that resulted from the Subsequent Acquisitions.


HISTORICAL THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

           The historical financial information represents the information of Alatec prior to the Initial Acquisitions and the Offering and the consolidated results of Pentacon subsequent to the Initial Acquisitions and the Offering on March 10, 1998. The following table sets forth certain selected historical financial data as a percentage of historical revenues for the periods indicated:

                                                       Historical
                                                 Three Month Period Ended
                                                        March 31,
                                             ----------------------------------
                                                  1999               1998
                                             ---------------    ---------------
                                                    (dollars in thousands)

Revenues .................................   $66,550   100.0%   $19,856   100.0%
Cost of sales ............................    44,648    67.1     12,387    62.4
                                             -------   -----    -------   -----
          Gross profit ...................    21,902    32.9      7,469    37.6

Operating expenses .......................    15,012    22.5      7,219    36.3
Goodwill amortization ....................       858     1.3         79     0.4
                                             -------   -----    -------   -----
          Operating income ...............   $ 6,032     9.1%   $   171     0.9%
                                             =======   =====    =======   =====

REVENUES

           Revenues increased $46.7 million, or 234.7% from $19.9 million for the three months ended March 31, 1998 to $66.6 million for the three months ended March 31, 1999. The increase in revenues primarily results from the Initial Acquisitions on March 10, 1998 and the Subsequent Acquisitions.

COST OF SALES

           Cost of sales increased $32.2 million, or 259.7%, from $12.4 million for the three months ended March 31, 1998 to $44.6 million for the three months ended March 31, 1999. The increase in cost of sales primarily results from the Initial Acquisitions on March 10, 1998 and the Subsequent Acquisitions.

OPERATING EXPENSES

           Operating expenses increased $7.8 million, or 108.3%, from $7.2 million for the three months ended March 31, 1998 to $15.0 million for the three months ended March 31, 1999. The increase in operating expenses primarily results from the Initial Acquisitions and the Offering on March 10, 1998 and the Subsequent Acquisitions.

OPERATING INCOME

           Operating income increased $5.8 million, or 2,900.0%, from $0.2 million for the three months ended March 31, 1998 to $6.0 million for the three months ended March 31, 1999 due to the factors noted above.

NON OPERATING COSTS AND EXPENSES

           The write-off of debt issuance costs during the three months ended March 31, 1999 resulted from the amendment of the Company's Bank Credit Facility in connection with the Senior Subordinated Notes Offering. Interest expense for the three months ended March 31, 1999 totaled $3.2 million compared to $0.3 million for the three months ended March 31, 1998. The increase in interest expense primarily results from additional debt incurred for the Subsequent Acquisitions.

PROVISION FOR INCOME TAXES

           The provision for income taxes for the three months ended March 31, 1999 was $0.3 million (an effective rate of 52.9%) compared with an income tax benefit of $0.05 million (an effective rate of 33.1%) for the three months ended March 31, 1998. The higher effective tax rate for the quarter ended March 31, 1999 primarily related to the increase in non-deductible goodwill amortization that resulted from the Subsequent Acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

           The Company used $6.9 million of net cash in operating activities during the three months ended March 31, 1999; this cash was obtained primarily from increases in working capital. Net cash used in investing activities was $1.7 million for capital expenditures. Net cash provided by financing activities was $8.6 million for the three months ended March 31, 1999 and primarily consisted of $98.5 million repayment of debt offset by $110.1 million of borrowings on debt. At March 31, 1999, the Company had cash of $0.8 million, working capital of $117.2 million and total debt of $150.2 million.

           In March 1999, the Company sold $100 million of Notes due April 1, 2009. The net proceeds of $94.2 million from the offering were used to repay indebtedness under the Bank Credit Facility. The Notes accrue interest at 12 1/4% due and payable on April 1 and October 1. The interest rate on the Notes will increase to 12 3/4% per annum if EBITDA for each of the quarters ended March 31, 1999 and June 30, 1999 is not at least $7.25 million. The Company's EBITDA for the quarter ended March 31, 1999 was $7.5 million. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. The Notes are subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. In addition, the Company is required to comply with a fixed charge ratio. The Company has registered the Notes so that the noteholders can exchange the privately-placed Notes for publicly-registered notes with identical terms. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

           In connection with the issuance of the Notes in March 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $85 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' designated variable rate plus a margin of 25 to 150 basis points. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 175 to 325 basis points. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth, senior debt leverage ratio, subordinated debt leverage ratio and minimum fixed charge ratio. At March 31, 1999, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable December 31, 2001. At March 31, 1999, the Company has approximately $31.3 million available under the Bank Credit Facility. In connection with the amendment of and reduction in the Bank Credit Facility, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

           The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for accounting and reporting purposes and for revenue-generating activities. The Pentacon companies which primarily serve the aerospace industry are in the process of migrating to a common information system which will facilitate product ordering, pricing and reporting among the companies. The total expenditures for these information systems are expected to be approximately $3.0 million, the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. Funding for these expenditures will come from operating cash flows and the Company's Bank Credit Facility as necessary.


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

           As of March 31, 1999, the Company has spent $0.2 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will incur $0.2 million in additional costs during 1999 relating to Year 2000 issues. The Company expects that it will spend approximately $3.0 million to purchase software and hardware and on implementation expenses associated with the migration to a common information technology system in the Pentacon companies which primarily serve the aerospace industry. The Company believes that these costs are not, for the most part, directly related to Year 2000 issues, but are required for the implementation of its new system in the Pentacon companies which primarily serve the aerospace industry.

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

                           PART II -OTHER INFORMATION

ITEM 2.    CHANGE IN SECURITIES.

(a)   Not applicable

(b)   Not applicable

(c) In March 1999, the Company sold $100 million principal amount of 12 1/4% Senior Subordinated Notes due 2009 (the "Notes") in a 144A private placement to qualified institutional investors (the "Initial Purchasers") at 97.2% of their principal amount, less a selling discount to the Initial Purchasers of 3% of the principal amount.

           Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. The Initial Purchasers had adequate access to information about the Company and represented to the Company that they were qualified institutional investors within the meaning of Rule 144A under the Securities Act and that they offered the Notes, and will offer and sell the Notes, only (i) inside the United States to persons whom they reasonably believe are "qualified institutional buyers" in accordance with Rule 144A or (ii) to non-U.S. persons pursuant to offers and sales that occur outside the United States in accordance with Regulation S under the Securities Act. Appropriate legends were affixed to the certificates evidencing the Notes in such transaction.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

      27 - Financial Data Schedule

(b)  REPORTS ON FORM 8-K

           The Company filed a report on Form 8-K dated March 10, 1999 concerning the commencement by the Company of a private offering of Senior Subordinated Notes.


                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PENTACON, INC.



Dated:     May 14, 1999                        By:/S/ BRIAN FONTANA
                                                      BRIAN FONTANA
                                                      Senior Vice President
                                                      & Chief Financial Officer