Form 10-Q
period 1999-06-30
PENTACON INC
filed 1999-08-13
CIK 1050504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

COMMISSION FILE NUMBER:       001-13931
                         -------------------------------------------------------

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

YES [X]       NO [ ]

NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT, PAR VALUE $.01 PER SHARE, OUTSTANDING AT JULY 30, 1999 WAS 16,668,129.

                                 PENTACON, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                      INDEX

Part I - Financial Information

      Item 1 - Financial Statements

            Historical Consolidated Balance Sheets -
                  Pentacon, Inc. as of June 30, 1999
                  and December 31, 1998................................3

            Consolidated Statements of Operations -
                  Pentacon, Inc. Historical for the
                  Three Months and Six Months ended
                  June 30, 1999 and 1998 and Pro Forma
                  for the Three Months and Six Months
                  ended June 30, 1999 and 1998.........................4

            Historical Consolidated Statements of
                  Cash Flows - Pentacon, Inc. for
                  the Six Months ended June 30, 1999 and 1998..........8

            Notes to Consolidated Financial Statements.................9

      Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......13

Part II - Other Information

      Item 4 - Submission of Matters to a Vote of Security Holders....20

      Item 6 - Exhibits and Reports on Form 8-K.......................21

      Signature.......................................................21

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 PENTACON, INC.
                     HISTORICAL CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          JUNE 30, 1999   DECEMBER 31, 1998
                                                          -------------   -----------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
                  ASSETS
Cash and cash equivalents ..................................     $    401     $    744
Accounts receivable ........................................       42,943       34,610
Inventories ................................................      122,243      116,390
Deferred income taxes ......................................        5,459        4,216
Other current assets .......................................          540          897
                                                                 --------     --------

                    Total current assets ...................      171,586      156,857

Property and equipment, net of accumulated depreciation.....        9,352        7,404
Goodwill, net of accumulated amortization ..................      134,712      134,528
Deferred income taxes ......................................          672          672
Other assets ...............................................        4,625        1,892
                                                                 --------     --------

                    Total assets ...........................     $320,947     $301,353
                                                                 ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...........................................     $ 28,978     $ 33,895
Accrued expenses ...........................................       15,118        8,875
Income taxes payable .......................................        1,383        3,384
Current maturities of long-term debt .......................          423       31,957
                                                                 --------     --------

                    Total current liabilities ..............       45,902       78,111

Long-term debt, net of current maturities ..................      157,146      106,632
                                                                 --------     --------

                    Total liabilities ......................      203,048      184,743

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares
  authorized , no shares issued and outstanding.............           --           --
Common stock, $.01 par value, 51,000,000 shares
  authorized, 16,668,129 shares issued and outstanding......          167          167
Additional paid in capital .................................      100,631      100,501
Retained earnings ..........................................       17,101       15,942
                                                                 --------     --------

                  Total stockholders' equity ...............      117,899      116,610
                                                                 --------     --------

                  Total liabilities and stockholders' equity     $320,947     $301,353
                                                                 ========     ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                               --------------------------
                                                         JUNE 30,
                                               --------------------------
                                                 1999              1998
                                               --------          --------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues .............................         $ 71,197          $ 30,380
Cost of sales ........................           48,561            46,428
                                               --------          --------
          Gross profit ...............           22,636            16,048

Operating expenses ...................           15,422            10,931
Goodwill amortization ................              865               390
                                               --------          --------

          Operating income ...........            6,349             4,727

Other (income) expense, net ..........              (32)              (49)
Interest expense .....................            4,266               369
                                               --------          --------

          Income  before taxes .......            2,115             4,407
Income taxes .........................            1,215             2,286
                                               --------          --------

          Net income .................         $    900          $  2,121
                                               ========          ========

Net income per share:
          Basic ......................         $   0.05          $   0.13
          Diluted ....................         $   0.05          $   0.13

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED
                                               ---------------------------
                                                          JUNE 30,
                                               ---------------------------
                                                  1999               1998
                                               ---------          ---------
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues ...............................       $ 137,747          $  66,284
Cost of sales ..........................          93,209             42,767
                                               ---------          ---------

          Gross profit .................          44,538             23,517

Operating expenses .....................          30,434             18,150
Goodwill amortization ..................           1,723                469
                                               ---------          ---------

          Operating income .............          12,381              4,898

Write-off of debt issuance costs .......           2,308                 --
Other (income) expense, net ............             (50)               (54)
Interest expense .......................           7,458                681
                                               ---------          ---------

          Income before taxes ..........           2,665              4,271
Income taxes ...........................           1,506              2,241
                                               ---------          ---------

          Net income ...................       $   1,159          $   2,030
                                               =========          =========
Net income per share:

          Basic ........................       $    0.07          $    0.19
          Diluted ......................       $    0.07          $    0.18

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                -------------------------
                                                  1999              1998
                                                --------          --------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues .................................      $ 71,197          $ 46,428
Cost of sales ............................        48,561            30,380
                                                --------          --------
          Gross profit ...................        22,636            16,048

Operating expenses .......................        15,422            10,931
Goodwill amortization ....................           865               390
                                                --------          --------

          Operating income ...............         6,349             4,727

Other (income) expense, net ..............           (32)              (49)
Interest expense .........................         4,266               369
                                                --------          --------

          Income before taxes ............         2,115             4,407
Income taxes .............................         1,215             1,960
                                                --------          --------

          Net income .....................      $    900          $  2,447
                                                ========          ========

Net income per share:
          Basic ..........................      $   0.05          $   0.15
          Diluted ........................      $   0.05          $   0.15

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                               -------------------------
                                                  1999            1998
                                               ---------        ---------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues .................................     $ 137,747        $  87,725
Cost of sales ............................        93,209           57,549
                                               ---------        ---------
          Gross profit ...................        44,538           30,176

Operating expenses .......................        30,434           20,721
Goodwill amortization ....................         1,723              764
                                               ---------        ---------

          Operating income ...............        12,381            8,691

Write-off of debt issuance costs .........         2,308               --
Other (income) expense, net ..............           (50)             (79)
Interest expense .........................         7,458              629
                                               ---------        ---------

          Income before taxes ............         2,665            8,141
Income taxes .............................         1,506            3,644
                                               ---------        ---------

          Net income .....................     $   1,159        $   4,497
                                               =========        =========

Net income per share:
          Basic ..........................     $    0.07        $    0.29
          Diluted ........................     $    0.07        $    0.29

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                HISTORICAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                ----------------------
                                                                        JUNE 30,
                                                                ----------------------
                                                                   1999         1998
                                                                ---------     --------
                                                                    (IN THOUSANDS)
Cash Flows From Operating Activities:
    Net income .............................................    $   1,159     $  2,030
Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization ..........................        2,836          849
    Deferred income taxes ..................................           43          212
    Compensation expense related to issuance of
      management shares ....................................           --        1,800
    Write-off of debt issuance costs .......................        2,308           --
    Changes in operating assets and liabilities:
          Accounts receivable ..............................       (8,395)         336
          Inventories ......................................       (6,720)      (6,204)
          Other current assets .............................           64          140
          Accounts payable and accrued expenses ............       (1,216)      (4,273)
          Income taxes payable .............................       (2,001)      (4,204)
          Other assets and liabilities, net ................         (908)       1,495
                                                                ---------     --------
      Net cash used in operating activities ................      (12,830)      (7,819)

Cash Flows From Investing Activities:
    Capital expenditures ...................................       (2,826)      (2,010)
    Cash paid for acquisitions, net of cash acquired .......           --       (3,917)
    Cash paid for Founding Companies, net of cash acquired .           --      (21,948)
    Other ..................................................           --           19
                                                                ---------     --------
      Net cash used in investing activities ................       (2,826)     (27,856)

Cash Flows From Financing Activities:
    Principal payments on debt .............................     (171,916)     (49,361)
    Borrowings of debt .....................................      190,856       35,600
    Proceeds from issuance of common stock, net of
      offering costs .......................................           --       50,815
    Debt issuance costs ....................................       (3,627)        (299)
                                                                ---------     --------
      Net cash provided by financing activities ............       15,313       36,755

(Decrease)Increase in cash and cash equivalents ............         (343)       1,080

Cash and cash equivalents, beginning of period .............          744           --
                                                                ---------     --------
Cash and cash equivalents, end of period ...................    $     401     $  1,080
                                                                =========     ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

      The pro forma financial information for the three and six months ended June 30, 1998 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of the three- and six-month periods. The pro forma financial information includes the effects of (i) the Initial Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to common stock issued to management (vi) amortization of goodwill resulting from the Initial Acquisitions and (vii) advances under the Bank Credit Facility (see Note 4) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Subsequent Acquisitions are included in the Historical and Pro Forma Consolidated Statements of Operations only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

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

      If all completed acquisitions, including the Founding Companies, were effective on the first day of the period being reported, the unaudited pro forma revenues, gross margin, operating income and net income would have been:

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                       ---------------------------
                                            1999          1998
                                       ---------        ----------
                                     (IN THOUSANDS, EXCEPT SHARE DATA)

     Revenues ........................  $137,747          $145,133
     Gross margin ....................    44,538            48,842
     Operating income ................    12,381            17,857
     Write-off of debt issuance
       costs .........................     2,308                --
     Interest expense ................     7,458             5,248
     Net income ......................     1,159             6,784
     Net income per share:
       Basic .........................  $   0.07          $   0.41
       Diluted .......................  $   0.07          $   0.40

4. LONG-TERM DEBT

   In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12 1/4% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At June 30, 1999, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      In connection with the issuance of the Notes in March 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $85 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' designated variable rate plus a margin of 25 to 150 basis points. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 175 to 325 basis points. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth, senior debt leverage ratio, total debt leverage ratio, and minimum fixed charge ratio. At June 30, 1999, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable December 31, 2001. At June 30, 1999, the Company has approximately $21.5 million available under the Bank Credit Facility. In connection with the amendment of and reduction in the Bank Credit Facility, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

5. EARNINGS PER SHARE

      Pro forma and historical net income per share for the period ended June 30, 1998 is computed based on the weighted average shares of common stock outstanding. The pro forma calculation assumes the Initial Acquisitions and Offering occurred at the beginning of the period. The computation of historical and pro forma net income per share for the three- and six-month periods ended June 30, 1999 is based on the weighted average shares of common stock outstanding.

      Basic and diluted historical net income per share is computed based on the following information:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                            --------------------      --------------------
                                                 JUNE 30,                   JUNE 30,
                                            --------------------      --------------------
                                              1999         1998         1999         1998
                                            -------      -------      -------      -------
                                                            (IN THOUSANDS)
BASIC:
Net income ...........................      $   900      $ 2,121      $ 1,159      $ 2,030
                                            =======      =======      =======      =======
Average common shares ................       16,668       15,721       16,668       10,907
                                            =======      =======      =======      =======

DILUTED:

Net income ...........................      $   900      $ 2,121      $ 1,159      $ 2,030
                                            =======      =======      =======      =======
Average common shares ................       16,668       15,721       16,668       10,907

Common share equivalents:
    Warrants .........................           --           25           --           16
    Options ..........................            1          188           --          115
                                            -------      -------      -------      -------
        Total common share equivalents            1          213           --          131
                                            -------      -------      -------      -------
Average common shares and
        common share equivalents .....       16,669       15,934       16,668       11,038
                                            =======      =======      =======      =======

      Basic and diluted pro forma net income per share is computed based on the following information:

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                          --------------------      ---------------------
                                                 JUNE 30,                  JUNE 30,
                                          --------------------      ---------------------
                                            1999         1998         1999          1998
                                          -------      -------      --------      -------
                                                          (IN THOUSANDS)
BASIC:
Net income .........................      $   900      $ 2,447      $  1,159      $ 4,497
                                          =======      =======      ========      =======
Average common shares ..............       16,668       15,721        16,668       15,626
                                          =======      =======      ========      =======
DILUTED:

Net income .........................      $   900      $ 2,447      $  1,159      $ 4,497
                                          =======      =======      ========      =======
Average common shares ..............       16,668       15,721        16,668       15,626

Common share equivalents:
    Warrants .......................           --           25            --           16
    Options ........................            1          188            --          114
                                          -------      -------      --------      -------
      Total common share equivalents            1          213            --          130
                                          -------      -------      --------      -------
Average common shares and
      common share equivalents .....       16,669       15,934        16,668       15,756
                                          =======      =======      ========      =======

6. INCOME TAXES

      The provision for income taxes included in the Historical Consolidated Statement of Operations for the three- and six-month periods ended June 30, 1999 assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. The provision for income taxes included in the Historical Consolidated Statement of Operations for the three- and six-month periods ended June 30, 1998 reflects the activity of the accounting acquiror prior to the Initial Acquisitions, the non-deductibility of goodwill amortization and the non-deductibility of compensation related to common stock sold to management. The provision for income taxes included in the Pro Forma Consolidated Statements of Operations for the three- and six-month periods ended June 30, 1999 and 1998 assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. Interim period income tax provisions are based upon estimates of annual effective tax rates and events may occur which will cause such rates to vary.

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


RESULTS OF OPERATIONS

      In October 1998, the Company changed its year end from September 30 to December 31. A

Transition Report on Form 10-Q has been filed for the three-month transition period ended December 31, 1998.

      The pro forma financial information for the three- and six- months ended June 30, 1999 and 1998 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of each respective three- and six-month period. The pro forma financial information includes the effects of (i) the Initial Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to common stock issued to management (vi) amortization of goodwill resulting from the Initial Acquisitions and (vii) advances under the Bank Credit Facility (see Note 4 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Subsequent Acquisitions are included in the Pro Forma Consolidated Statements of Operations only for those periods subsequent to the dates of acquisition. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

      Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three- or six-month period or for a full year.


PRO FORMA THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

      The following table sets forth certain selected pro forma financial data and the related amounts as a percentage of pro forma revenues for the periods indicated:
                                                    PRO FORMA
                                             THREE MONTH PERIOD ENDED
                                                     JUNE 30,
                                    --------------------------------------------
                                            1999                    1998
                                    -------------------      -------------------
                                                (DOLLARS IN THOUSANDS)

Revenues ........................   $71,197      100.0%      $46,428      100.0%
Cost of sales ...................    48,561       68.2        30,380       65.4
                                    -------      -----       -------      -----
          Gross profit ..........    22,636       31.8        16,048       34.6

Operating expenses ..............    15,422       21.7        10,931       23.6
Goodwill amortization ...........       865        1.2           390        0.8
                                    -------      -----       -------      -----
          Operating income ......   $ 6,349        8.9%      $ 4,727       10.2%
                                    =======      =====       =======      =====

REVENUES

      Pro forma revenues increased 53.4% to $71.2 million for the three months ended June 30, 1999 from $46.4 million for the three months ended June 30, 1998. The increase in pro forma revenues was attributable primarily to the Subsequent Acquisitions and, to a lesser extent, internal revenue growth of 3.3% experienced by the Founding Companies. The modest internal revenue growth resulted from increased revenues in the industrial business offset by a decline in our aerospace business and lower pricing to a major industrial customer.

COST OF SALES

      Pro forma cost of sales increased $18.2 million, or 59.9%, to $48.6 million for the three months ended June 30, 1999 from $30.4 million for the three months ended June 30, 1998. As a percentage of pro forma revenues, pro forma cost of sales increased from 65.4% in the three months ended June 30, 1998 to 68.2% in the three months ended June 30, 1999. The increase in pro forma cost of sales as a percentage of pro forma revenues was a result of lower margins historically attained by the Subsequent Acquisitions and lower margins on new business with an existing customer in our industrial business.

OPERATING EXPENSES

      Pro forma operating expenses increased $4.5 million, or 41.3%, to $15.4 million for the three months ended June 30, 1999 from $10.9 million for the three months ended June 30, 1998. As a percentage of pro forma revenues, pro forma operating expenses decreased to 21.7% for the three months ended June 30, 1999 from 23.6% for the three months ended June 30, 1998. The decrease was primarily attributable to lower operating expenses as a percentage of revenues historically attained by the Subsequent Acquisitions partially offset by additional costs associated with additional sales to an existing customer in our industrial business.

OPERATING INCOME

      Due to the factors discussed above, pro forma operating income increased $1.6 million to $6.3 million for the three months ended June 30, 1999 from $4.7 million for the three months ended June 30, 1998. As a percentage of pro forma revenues, pro forma operating income decreased to 8.9% for the three months ended June 30, 1999 from 10.2% for the three months ended June 30, 1998.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the three months ended June 30, 1999 totaled $4.3 million compared to $0.4 million for the three months ended June 30, 1998. The increase in interest expense primarily results from additional debt incurred for the Subsequent Acquisitions and the higher rate of interest on the Senior Subordinated Notes issued in March 1999.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three months ended June 30, 1999 was $1.2 million (an effective rate of 57.4%) compared with $2.0 million (an effective rate of 44.5%) for the three months ended June 30, 1998. The higher effective tax rate for the quarter ended June 30, 1999 primarily related to the increase in non-deductible goodwill amortization that resulted from the Subsequent Acquisitions.

PRO FORMA SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

      The following table sets forth certain selected pro forma financial data and the related amounts as a percentage of pro forma revenues for the periods indicated:

                                                    PRO FORMA
                                              SIX MONTH PERIOD ENDED
                                                     JUNE 30,
                                  ---------------------------------------------
                                         1999                      1998
                                  -------------------       -------------------
                                              (DOLLARS IN THOUSANDS)
Revenues ......................   $137,747      100.0%      $ 87,725      100.0%
Cost of sales .................     93,209       67.7         57,549       65.6
                                  --------      -----       --------      -----
           Gross profit .......     44,538       32.3         30,176       34.4

Operating expenses ............     30,434       22.0         20,721       23.6
Goodwill amortization .........      1,723        1.3            764        0.9
                                  --------      -----       --------      -----
           Operating income       $ 12,381        9.0%      $  8,691        9.9%
                                  ========      =====       ========      =====

REVENUES

      Pro forma revenues increased 57.0% to $137.7 million for the six months ended June 30, 1999 from $87.7 million for the six months ended June 30, 1998. The increase in pro forma revenues was attributable primarily to the Subsequent Acquisitions and, to a lesser extent, internal revenue growth of 3.6% experienced by the Founding Companies. The modest internal revenue growth resulted from increased revenues in the industrial business offset by a decline in our aerospace business and lower pricing to a major industrial customer.

COST OF SALES

      Pro forma cost of sales increased $35.7 million, or 62.1%, to $93.2 million for the six months ended June 30, 1999 from $57.5 million for the six months ended June 30, 1998. As a percentage of pro forma revenues, pro forma cost of sales increased from 65.6% in the six months ended June 30, 1998 to 67.7% in the six months ended June 30, 1999. The increase in pro forma cost of sales as a percentage of pro forma revenues was a result of lower margins historically attained by the Subsequent Acquisitions as compared to the Initial Acquisitions and lower margins on new business with an existing customer in our industrial business.

OPERATING EXPENSES

      Pro forma operating expenses increased $9.7 million, or 46.9%, to $30.4 million for the six months ended June 30, 1999 from $20.7 million for the six months ended June 30, 1998. As a percentage of pro forma revenues, pro forma operating expenses decreased to 22.0% for the six months ended June 30, 1999 from 23.6% for the six months ended June 30, 1998. The decrease was primarily attributable to lower operating expenses as a percentage of revenues historically attained by the Subsequent Acquisitions partially offset by additional costs associated with additional sales to an existing customer in our industrial business.

OPERATING INCOME

      Due to the factors discussed above, pro forma operating income increased $3.7 million to $12.4 million for the six months ended June 30, 1999 from $8.7 million for the six months ended June

 30, 1998. As a percentage of pro forma revenues, pro forma operating income decreased to 9.0% for the six months ended June 30, 1999 from 9.9% for the six months ended June 30, 1998.

NON-OPERATING COSTS AND EXPENSES

      The write-off of debt issuance costs during the six months ended June 30, 1999 resulted from the amendment of the Company's Bank Credit Facility in connection with the Senior Subordinated Notes issued in March 1999. Interest expense for the six months ended June 30, 1999 totaled $7.5 million compared to $0.6 million for the six months ended June 30, 1998. The increase in interest expense primarily results from additional debt incurred for the Subsequent Acquisitions and the higher rate of interest on the Senior Subordinated Notes issued in March 1999.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the six months ended June 30, 1999 was $1.5 million (an effective rate of 56.5%) compared with $3.6 million (an effective rate of 44.8%) for the six months ended June 30, 1998. The higher effective tax rate for the six months ended June 30, 1999 primarily related to the increase in non-deductible goodwill amortization that resulted from the Subsequent Acquisitions.


HISTORICAL THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

      The historical financial information represents the results of Pentacon subsequent to the Initial Acquisitions and the Offering on March 10, 1998. The historical financial information for the three-month period ended June 30, 1999 is the same as the pro forma financial information discussed in the preceding section. However, the provision for income taxes in the three-month period ended June 30, 1998 differed as a result of non-deductible goodwill amortization and the non-deductible $1.8 million compensation expense related to the sale of common stock to management.


HISTORICAL SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

      The historical financial information represents the information of Alatec prior to the Initial Acquisitions and the Offering and the consolidated results of Pentacon Subsequent to the Initial Acquisitions and the Offering on March 10, 1998. The following table sets forth certain selected historical financial data and the related amounts as a percentage of historical revenues for the periods indicated:

                                                     HISTORICAL
                                              SIX MONTH PERIOD ENDED
                                                      JUNE 30,
                                  ----------------------------------------------
                                          1999                      1998
                                  --------------------      --------------------
                                               (DOLLARS IN THOUSANDS)
Revenues ...................      $137,747      100.0%      $ 66,284      100.0%
Cost of sales ..............        93,209       67.7         42,767       64.5
                                  --------      -----       --------      -----
     Gross profit .........         44,538       32.3         23,517       35.5

Operating expenses .........        30,434       22.0         18,150       27.4
Goodwill amortization ......         1,723        1.3            469        0.7
                                  --------      -----       --------      -----
     Operating income ......      $ 12,381        9.0%      $  4,898        7.4%
                                  ========      =====       ========      =====

REVENUES

      Revenues increased $71.4 million, or 107.7%, from $66.3 million for the six months ended June 30, 1998 to $137.7 million for the six months ended June 30, 1999. The increase in revenues primarily results from the Initial Acquisitions on March 10, 1998 and the Subsequent Acquisitions.

COST OF SALES

      Cost of sales increased $50.4 million, or 117.8%, from $42.8 million for the six months ended June 30, 1998 to $93.2 million for the six months ended June 30, 1999. The increase in cost of sales primarily results from the Initial Acquisitions on March 10, 1998 and the Subsequent Acquisitions.

OPERATING EXPENSES

      Operating expenses increased $12.2 million, or 67.0%, from $18.2 million for the six months ended June 30, 1998 to $30.4 million for the six months ended June 30, 1999. The increase in operating expenses primarily results from the Initial Acquisitions and the Offering on March 10, 1998 and the Subsequent Acquisitions.

OPERATING INCOME

      Operating income increased $7.5 million, or 153.1%, from $4.9 million for the six months ended June 30, 1998 to $12.4 million for the six months ended June 30, 1999 due to the factors noted above.

NON OPERATING COSTS AND EXPENSES

      The write-off of debt issuance costs during the six months ended June 30, 1999 resulted from the amendment of the Company's Bank Credit Facility in connection with the Senior Subordinated Notes issued in March 1999. Interest expense for the six months ended June 30, 1999 totaled $7.5 million compared to $0.7 million for the six months ended June 30, 1998. The increase in interest expense primarily results from additional debt incurred for the Subsequent Acquisitions and the higher rate of interest on the Senior Subordinated Notes issued in March 1999.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the six months ended June 30, 1999 was $1.5 million (an effective rate of 56.5%) compared with $2.2 million (an effective rate of 52.3%) for the six months ended June 30, 1998. The higher effective tax rate for the quarter ended June 30, 1999 primarily related to the increase in non-deductible goodwill amortization that resulted from the Subsequent Acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

      The Company used $12.8 million of net cash in operating activities during the six months ended June 30, 1999; resulting primarily from increases in working capital. Net cash used in investing activities was $2.8 million for capital expenditures. Net cash provided by financing activities was $15.3 million for the six months ended June 30, 1999 and primarily consisted of $171.9 million repayment of debt offset by $190.9 million of borrowings on debt. At
June 30, 1999, the Company had cash of $0.4 million, working capital of $125.7 million and total debt of $157.6 million.

      In March 1999, the Company sold $100 million of Notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's Bank Credit Facility. The Notes accrue interest at 12 1/4% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At June 30, 1999, the Company was in compliance with the covenants. Each of the Company's subsidaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      In connection with the issuance of the Notes in March 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $85 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' designated variable rate plus a margin of 25 to 150 basis points. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 175 to 325 basis points. Commitment fees of 25 to 50 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $5.0 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth, senior debt leverage ratio, total debt leverage ratio and minimum fixed charge ratio. At June 30, 1999, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable December 31, 2001. At June 30, 1999, the Company has approximately $21.5 million available under the Bank Credit Facility. In connection with the amendment of and reduction in the Bank Credit Facility, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

      The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for accounting and reporting purposes and for revenue-generating activities. The Pentacon companies which primarily serve the aerospace industry are in the process of migrating to a common information system which will facilitate product ordering, pricing and reporting among the companies. The total expenditures for these information systems are expected to be approximately $3.0 million (of which $2.3 million has been incurred at June 30, 1999), the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. Funding for these expenditures has come from operating cash flows and the Company's Bank Credit Facility.


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

      The Company believes that substantially all of its computerized information systems and other infrastructure that contains embedded technology are Year 2000 compliant or have been modified so as to be Year 2000 compliant. The Company's only significant computerized information system which is not Year 2000 compliant is being replaced in the quarter ended September 30, 1999. Remaining costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could have a significant impact on the Company's ability to conduct its business and result in a material financial risk.

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

      As of June 30, 1999, the Company has spent $0.4 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will not incur significant additional costs during 1999 relating to Year 2000 issues. The Company expects that it will spend approximately $3.0 million (of which $2.3 million has been incurred at June 30, 1999) to purchase software and hardware and on implementation expenses associated with the migration to a common information technology system in the Pentacon companies which primarily serve the aerospace industry. The Company believes that these costs are not, for the most part, directly related to Year 2000 issues, but are required for the implementation of its new system in the Pentacon companies which primarily serve the aerospace industry.

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


                           PART II -OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Registrant was held on May 12, 1999 in Houston, Texas. At the meeting, three director-nominees were elected to three-year terms as Class I Directors. With respect to such election, proxies were solicited pursuant to Regulation 14 under the Exchange Act and there was no solicitation in opposition to such nominees. Of the Company's 16,666,115 shares of common stock of record on March 29, 1999, 15,533,017 shares were entitled to vote on the election of Mr. Baldwin and Ms. McClure, and 1,133,098 shares were restricted shares entitled to vote only on the election of Mr. Grossman. Of the 15,533,017 shares of common stock entitled to vote with respect to the election of Mr. Baldwin and Ms. McClure, 12,922,021 were voted at the meeting in person or by proxy. Of the Company's 1,133,098 shares of restricted common stock entitled to vote with respect to the election of Mr. Grossman, 649,207 were voted at the meeting in person or by proxy. The following number of votes were cast as to the Class I Director nominees: Mark E. Baldwin, 12,832,180 votes for and 89,841 votes withheld; Cary M. Grossman, 649,207 votes for and no votes withheld; and Mary E. McClure, 12,916,621 votes for and 5,400 votes withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     10.17     Director Indemnification Agreement with Nishan Teshoian
     27        Financial Data Schedule

(b)  REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K dated May 6, 1999 concerning its results of operations for the quarter ended March 31, 1999.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENTACON, INC.



Dated: August 13, 1999                   By:   /s/ BRIAN FONTANA
                                               BRIAN FONTANA
                                               Senior Vice President
                                               & Chief Financial Officer