Form 10-Q
period 1999-09-30
PENTACON INC
filed 1999-11-15
CIK 1050504

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO __________________

COMMISSION FILE NUMBER:  001-13931

                                 PENTACON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                         76-0531585
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

YES [X]       NO [ ]

NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT, PAR VALUE $.01 PER SHARE, OUTSTANDING AT OCTOBER 29, 1999 WAS 16,668,129.

                                 PENTACON, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX

Part I - Financial Information

         Item 1 - Financial Statements

                Consolidated Balance Sheets as of  September 30, 1999
                      and December 31, 1998 ................................   3

                Consolidated Statements of Operations for the Three
                      Months and Nine Months ended September 30,
                      1999 and 1998 ........................................   4

                Consolidated Statements of Cash Flows for the Nine Months
                      ended September 30, 1999 and 1998 ....................   5

                Notes to Consolidated Financial Statements .................   6

         Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..................   9

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K .........................  15

         Signature .........................................................  15

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                           ------------------    -----------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)

                          ASSETS

Cash and cash equivalents ...................................    $    314            $    744
Accounts receivable, net ....................................      43,762              34,610
Inventories, net ............................................     123,764             116,390
Deferred income taxes .......................................       7,176               4,216
Other current assets ........................................         480                 897
                                                                 --------            --------

                    Total current assets ....................     175,496             156,857

Property and equipment, net of accumulated depreciation .....      10,276               7,404
Goodwill, net of accumulated amortization ...................     135,805             134,528
Deferred income taxes .......................................         316                 672
Other assets ................................................       4,405               1,892
                                                                 --------            --------

                    Total assets ............................    $326,298            $301,353
                                                                 ========            ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ............................................    $ 26,431            $ 33,895
Accrued expenses ............................................      10,604               6,553
Accrued interest ............................................       6,334               2,322
Income taxes payable ........................................       2,058               3,384
Current maturities of long-term debt ........................         459              31,957
                                                                 --------            --------

                    Total current liabilities ...............      45,886              78,111

Long-term debt, net of current maturities ...................     162,025             106,632
                                                                 --------            --------

                    Total liabilities .......................     207,911             184,743
                                                                 --------            --------

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding...............       --                  --
Common stock, $.01 par value, 51,000,000 shares
  authorized 16,668,129 shares issued and outstanding........         167                 167
Additional paid in capital ..................................     100,691             100,501
Retained earnings ...........................................      17,529              15,942
                                                                 --------            --------

                  Total stockholders' equity ................     118,387             116,610
                                                                 --------            --------

                  Total liabilities and stockholders' equity     $326,298            $301,353
                                                                 ========            ========

        The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                      ----------------------      ----------------------
                                        1999          1998          1999          1998
                                      --------      --------      --------      --------
                                              (in thousands, except share data)

Revenues .......................      $ 68,406      $ 60,292      $206,153      $126,576
Cost of sales ..................        46,834        39,704       140,043        82,471
                                      --------      --------      --------      --------
          Gross profit .........        21,572        20,588        66,110        44,105

Operating expenses .............        15,157        12,977        45,591        31,127
Goodwill amortization ..........           868           622         2,591         1,091
                                      --------      --------      --------      --------

          Operating income .....         5,547         6,989        17,928        11,887

Write-off of debt issuance costs          --            --           2,308          --
Other (income) expense, net ....           (10)          (24)          (60)          (78)
Interest expense ...............         4,534         1,472        11,992         2,153
                                      --------      --------      --------      --------

          Income  before taxes .         1,023         5,541         3,688         9,812
Income taxes ...................           595         3,029         2,101         5,270
                                      --------      --------      --------      --------

          Net income ...........      $    428      $  2,512      $  1,587      $  4,542
                                      ========      ========      ========      ========

Net income per share:
          Basic ................      $   0.03      $   0.15      $   0.10      $   0.35
          Diluted ..............      $   0.03      $   0.15      $   0.10      $   0.35



        The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                          -----------------------
                                                                               SEPTEMBER 30,
                                                                          -----------------------
                                                                            1999          1998
                                                                          ---------     ---------

                                                                              (IN THOUSANDS)
Cash Flows From Operating Activities:
         Net income ..................................................    $   1,587     $   4,542
Adjustments to reconcile net income to net cash used in
    operating activities:
         Depreciation and amortization ...............................        4,388         1,689
         Deferred income taxes .......................................           43          (108)
         Compensation expense related to issuance of
              management shares ......................................         --           1,864
         Write-off of debt issuance costs ............................        2,308          --
         Changes in operating assets and liabilities:
                      Accounts receivable ............................       (9,423)       (1,111)
                      Inventories ....................................       (9,866)      (14,162)
                      Other current assets ...........................          123          (265)
                      Accounts payable and accrued expenses ..........       (3,247)       (9,544)
                      Income taxes payable ...........................       (1,326)       (3,473)
                      Other assets and liabilities, net ..............         (720)        2,661
                                                                          ---------     ---------
              Net cash used in operating activities ..................      (16,133)      (17,907)

Cash Flows From Investing Activities:
         Capital expenditures ........................................       (4,341)       (3,012)
         Cash paid for acquisitions, net of cash acquired ............         --         (77,031)
         Cash paid for Founding Companies, net of cash acquired ......         --         (21,948)
         Other .......................................................         --              19
                                                                          ---------     ---------
               Net cash used in investing activities .................       (4,341)     (101,972)

Cash Flows From Financing Activities:
         Principal payments on debt ..................................     (368,757)      (87,921)
         Borrowings of debt ..........................................      392,613       159,344
         Proceeds from issuance of common stock, net of offering costs         --          50,815
         Debt issuance costs .........................................       (3,812)       (1,524)
                                                                          ---------     ---------
              Net cash provided by financing activities ..............       20,044       120,714
                                                                          ---------     ---------

(Decrease)Increase in cash and cash equivalents ......................         (430)          835

Cash and cash equivalents, beginning of period .......................          744          --
                                                                          ---------     ---------
Cash and cash equivalents, end of period .............................    $     314     $     835
                                                                          =========     =========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

        In October 1998, the Company changed its year end from September 30 to December 31. A Transition Report on Form 10-Q was filed for the three-month transition period ended December 31, 1998. The accompanying unaudited interim financial statements are prepared pursuant to the Rules and Regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature. There has been no change in the accounting policies of the Company during the periods presented. The statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and the Transition Report on Form 10-Q filed for the three-month transition period ended December 31, 1998.

2.  ACQUISITIONS

        During the year ended December 31, 1998, the Company completed four acquisitions in addition to the acquisitions of the Founding Companies. In May 1998, the Company acquired Pace Products, Inc., a distributor of fasteners and other small parts which also provides inventory procurement and management services primarily to the telecommunications industry. In June 1998, the Company acquired D-Bolt Company Inc., a distributor of fasteners and other small parts primarily to the fabrication, construction and mining industries. In July 1998, the Company acquired Texas International Aviation, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. In September 1998, the Company acquired ASI Aerospace Group, Inc., a distributor of fasteners and other small parts which provides inventory procurement and management services primarily to the aerospace industry. The consideration paid for the Subsequent Acquisitions consisted of an aggregate of 1,134,010 shares of common stock and approximately $77 million in cash. The acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired companies are included from the date of acquisition. The allocations of purchase price to the Founding Companies' and Subsequent Acquisitions' assets acquired and liabilities assumed was assigned and recorded based on fair market values.

        If all completed acquisitions, including the Founding Companies, were effective on the first day of the period being reported, the unaudited pro forma results would have been:

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                          ------------------------
                                            1999            1998
                                          --------        --------
                                      (IN THOUSANDS, EXCEPT SHARE DATA)

            Revenues .................    $206,153        $218,449
            Gross margin .............      66,110          73,479
            Operating income .........      17,928          26,348
            Write-off of debt issuance
               costs .................       2,308             -
            Interest expense .........      11,992           7,912
            Net income ...............       1,587           9,905
            Net income per share:
               Basic .................    $   0.10        $   0.59
               Diluted ...............    $   0.10        $   0.59

3.  LONG-TERM DEBT

        In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At September 30, 1999, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

        Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. At September 30, 1999, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At September 30, 1999, the Company had approximately $29.9 million available under the Bank Credit Facility.

        In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

4.      EARNINGS PER SHARE

        Basic and diluted net income per share is computed based on the following information:



                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                          ------------------    ------------------
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          ------------------    ------------------
                                           1999       1998       1999       1998
                                          -------    -------    -------    -------
BASIC:                                                 (IN THOUSANDS)
Net income ...........................    $   428    $ 2,512    $ 1,587    $ 4,542
                                          =======    =======    =======    =======

Average common shares ................     16,668     16,568     16,668     12,817
                                          =======    =======    =======    =======

DILUTED:

Net income ...........................    $   428    $ 2,512    $ 1,587    $ 4,542
                                          =======    =======    =======    =======

Average common shares ................     16,668     16,568     16,668     12,817

Common share equivalents:
    Warrants .........................       --           18       --           17
    Options ..........................       --         --         --           90
                                          -------    -------    -------    -------
        Total common share equivalents       --           18       --          107
                                          -------    -------    -------    -------
Average common shares and
  Common share equivalents ...........     16,668     16,586     16,668     12,924
                                          =======    =======    =======    =======

5.  INCOME TAXES

        The provision for income taxes included in the Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 1999 assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. The provision for income taxes included in the Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 1998 reflects the activity of the accounting acquiror prior to the Initial Acquisitions, the non-deductibility of goodwill amortization and the non-deductibility of compensation related to common stock sold to management. Interim period income tax provisions are based upon estimates of annual effective tax rates and events may occur which will cause such rates to vary.

6.      COMMITMENTS AND CONTINGENCIES

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


RESULTS OF OPERATIONS

        Quarterly results may be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three- or nine-month period or for a full year.


THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

        The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                               THREE MONTH PERIOD ENDED
                                                     SEPTEMBER 30,
                                       ---------------------------------------
                                             1999                  1998
                                       -----------------    ------------------
                                                (DOLLARS IN THOUSANDS)
Revenues ..........................    $68,406      100.0%  $60,292      100.0%
Cost of  sales ....................     46,834       68.5    39,704       65.9
                                       -------      -----   -------      -----
                   Gross profit ...     21,572       31.5    20,588       34.1

Operating expenses ................     15,157       22.1    12,977       21.5
Goodwill amortization .............        868        1.3       622        1.0
                                       -------      -----   -------      -----
                   Operating income    $ 5,547        8.1%  $ 6,989       11.6%
                                       =======      =====   =======      =====

REVENUES

        Revenues increased $8.1 million, or 13.4%, to $68.4 million for the three months ended September 30, 1999 from $60.3 million for the three months ended September 30, 1998. The increase in revenues was attributable primarily to the Subsequent Acquisitions and, to a lesser extent, internal revenue growth of 12.1% experienced by the Initial Acquisitions. The internal revenue growth resulted from increased revenues in the industrial business offset by a decline in our aerospace business.

COST OF SALES

        Cost of sales increased $7.1 million, or 17.9%, to $46.8 million for the three months ended September 30, 1999 from $39.7 million for the three months ended September 30, 1998. As a percentage of revenues, cost of sales increased from 65.9% in the three months ended September 30, 1998 to 68.5% in the three months ended September 30, 1999. The increase in cost of sales as a percentage of revenues was a result of lower margins historically attained by the Subsequent Acquisitions and lower margins on new business with an existing customer in our industrial business.

OPERATING EXPENSES

        Operating expenses increased $2.2 million, or 16.9%, to $15.2 million for the three months ended September 30, 1999 from $13.0 million for the three months ended September 30, 1998. As a percentage of revenues, operating expenses increased to 22.1% for the three months ended September 30, 1999 from 21.5% for the three months ended September 30, 1998. The increase was primarily attributable to additional costs associated with additional sales to an existing customer in our industrial business and a full quarter of operating expenses of a company acquired late in the third quarter of 1998.

OPERATING INCOME

        Due to the factors discussed above, operating income decreased $1.5 million to $5.5 million for the three months ended September 30, 1999 from $7.0 million for the three months ended September 30, 1998. As a percentage of revenues, operating income decreased to 8.1% for the three months ended September 30, 1999 from 11.6% for the three months ended September 30, 1998.

NON-OPERATING COSTS AND EXPENSES

        Interest expense for the three months ended September 30, 1999 totaled $4.5 million compared to $1.5 million for the three months ended September 30, 1998. The increase in interest expense primarily resulted from additional debt incurred for the Subsequent Acquisitions and, to a lesser extent, the higher rate of interest on the Senior Subordinated Notes issued in March 1999.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the three months ended September 30, 1999 was $0.6 million (an effective rate of 58.2%) compared with $3.0 million (an effective rate of 54.7%) for the three months ended September 30, 1998. The higher effective tax rate for the quarter ended September 30, 1999 primarily related to the increase in non-deductible goodwill amortization that resulted from the Subsequent Acquisitions.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

        The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                                NINE MONTH PERIOD ENDED
                                                     SEPTEMBER 30,
                                       -----------------------------------------
                                              1999                  1998
                                       -------------------  --------------------
                                                (DOLLARS IN THOUSANDS)
Revenues ..........................   $ 206,153     100.0%  $126,576      100.0%
Cost of  sales ....................     140,043      67.9     82,471       65.2
                                       --------     -----   --------      -----
            Gross profit ..........      66,110      32.1     44,105       34.8

Operating expenses ................      45,591      22.1     31,127       24.5
Goodwill amortization .............       2,591       1.3      1,091        0.9
                                       --------     -----   --------      -----
            Operating income ......    $ 17,928       8.7%  $ 11,887        9.4%
                                       ========     =====   ========      =====

REVENUES

        Revenues increased $79.6 million, or 62.9%, to $206.2 million for the nine months ended September 30, 1999 from $126.6 million for the nine months ended September 30, 1998. The increase in revenues was attributable primarily to the Subsequent Acquisitions and, to a lesser extent, internal revenue growth of 7.8% experienced by the Initial Acquisitions. The modest internal revenue growth resulted from increased revenues in the industrial business offset by a decline in our aerospace business and lower pricing to a major industrial customer.

COST OF SALES

        Cost of sales increased $57.5 million, or 69.7%, to $140.0 million for the nine months ended September 30, 1999 from $82.5 million for the nine months ended September 30, 1998. As a percentage of revenues, cost of sales increased from 65.2% in the nine months ended September 30, 1998 to 67.9% in the nine months ended September 30, 1999. The increase in cost of sales as a percentage of revenues was a result of lower margins historically attained by the Subsequent Acquisitions as compared to the Initial Acquisitions and lower margins on new business with an existing customer in our industrial business.

OPERATING EXPENSES

        Operating expenses increased $14.5 million, or 46.6%, to $45.6 million for the nine months ended September 30, 1999 from $31.1 million for the nine months ended September 30, 1998. As a percentage of revenues, operating expenses decreased to 22.1% for the nine months ended September 30, 1999 from 24.5% for the nine months ended September 30, 1998. The decrease was primarily attributable to lower operating expenses as a percentage of revenues historically attained by the Subsequent Acquisitions and the reduced number of employees in our aerospace business partially offset by additional costs associated with additional sales to an existing customer in our industrial business.

OPERATING INCOME

        Due to the factors discussed above, operating income increased $6.0 million to $17.9 million for the nine months ended September 30, 1999 from $11.9 million for the nine months ended September 30, 1998. As a percentage of revenues, operating income decreased to 8.7% for the nine months ended September 30, 1999 from 9.4% for the nine months ended September 30, 1998.

NON-OPERATING COSTS AND EXPENSES

        The write-off of debt issuance costs during the nine months ended September 30, 1999 resulted from the amendment of the Company's Bank Credit Facility in connection with the Senior Subordinated Notes issued in March 1999. Interest expense for the nine months ended September 30, 1999 totaled $12.0 million compared to $2.2 million for the nine months ended September 30, 1998. The increase in interest expense primarily resulted from additional debt incurred for the Subsequent Acquisitions and, to a lesser extent, the higher rate of interest on the Senior Subordinated Notes issued in March 1999.

PROVISION FOR INCOME TAXES

        The provision for income taxes for the nine months ended September 30, 1999 was $2.1 million (an effective rate of 57.0%) compared with $5.3 million (an effective rate of 53.7%) for the nine months ended September 30, 1998. The higher effective tax rate for the nine months ended September 30, 1999 primarily related to the increase in non-deductible goodwill amortization that resulted from the Subsequent Acquisitions.

PRO FORMA FINANCIAL INFORMATION

        The Company includes pro forma financial information in its earnings releases. The pro forma financial information for the three- and nine- months ended September 30, 1999 and 1998 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of each respective three- and nine-month period. The pro forma financial information includes the effects of (i) the Initial Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to common stock issued to management (vi) amortization of goodwill resulting from the Initial Acquisitions and (vii) advances under the Bank Credit Facility (see Note 3 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Subsequent Acquisitions are included in the pro forma financial information only for those periods subsequent to the dates of acquisition and, as a result, the pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

        The pro forma results of operations for the three-month periods ended September 30, 1999 and 1998 were the same as the historical results of operations discussed previously. The following table sets forth certain pro forma financial data and the related amounts as a percentage of pro forma revenues for the periods indicated:

                                                 PRO FORMA
                                           NINE MONTH PERIOD ENDED
                                                SEPTEMBER 30,
                                 -----------------------------------------
                                        1999                   1998
                                 -------------------   -------------------
                                            (DOLLARS IN THOUSANDS)
Revenues ....................    $206,153      100.0%  $148,017      100.0%
Cost of  sales ..............     140,043       67.9     97,254       65.7
                                 --------      -----   --------      -----
             Gross profit ...      66,110       32.1     50,763       34.3

Operating expenses ..........      45,591       22.1     33,725       22.8
Goodwill amortization .......       2,591        1.3      1,359        0.9
                                 --------      -----   --------      -----
             Operating income    $ 17,928        8.7%  $ 15,679       10.6%
                                 ========      =====   ========      =====

        The pro forma results of operations for the nine-month period ended September 30, 1999 were the same as the historical results of operations discussed previously. As a percentage of pro forma revenues, operating expenses for the nine-month period ended September 30, 1998 were 22.8% compared to 24.5% in the historical results of operations. The decrease is primarily due to lower operating expenses as a percentage of pro forma revenues attained by the Initial Acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

        The Company used $16.1 million of net cash in operating activities during the nine months ended September 30, 1999; this cash was used primarily for increases in working capital. Net cash used in investing activities was $4.3 million for capital expenditures. Net cash provided by financing activities was $20.0 million for the nine months ended September 30, 1999 and primarily consisted of $392.6 million of borrowings on debt offset by $368.8 million repayment of debt. At September 30, 1999, the Company had cash of $0.3 million, working capital of $129.6 million and total debt of $162.5 million.

        In March 1999, the Company sold $100 million of Senior Subordinated Notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's Bank Credit Facility. The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At September 30, 1999, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

        Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. At September 30, 1999, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At September 30, 1999, the Company had approximately $29.9 million available under the Bank Credit Facility.

        In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

        The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for accounting and reporting purposes and for revenue-generating activities. The Pentacon companies which primarily serve the aerospace industry have migrated to a common information system which will facilitate product ordering, pricing and reporting among the companies. The total expenditures were $3.1 million for these information systems, the majority of which has been capitalized as computer hardware and software and is depreciated over the estimated useful life of the assets. Funding for these expenditures came from operating cash flows and the Company's Bank Credit Facility.


YEAR 2000

        The Company believes it has substantially resolved issues relating to the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems and other infrastructure that contains embedded technology. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

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

        As of September 30, 1999, the Company has spent $0.4 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will not incur significant additional costs during 1999 relating to Year 2000 issues. The Company spent approximately $3.1 million to purchase software and hardware and on implementation expenses associated with the migration to a common information technology system in the Pentacon companies which primarily serve the aerospace industry. The Company believes that these costs are not, for the most part, directly related to Year 2000 issues, but are required for the implementation of its new system in the Pentacon companies which primarily serve the aerospace industry.

        The Company has developed contingency plans in the event that third parties who provide goods or services to the Company fail to address their Year 2000 issues appropriately. These plans include identification of alternative suppliers and service providers, depletion of existing safety stocks of inventory and identification of important areas of record retention.

                           PART II -OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.19      Second Amended and Restated Loan and Security Agreement
     27         Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PENTACON, INC.



Dated:  November 15, 1999                   By:    /s/ BRIAN FONTANA
                                                   -----------------------------
                                                       BRIAN FONTANA
                                                       Senior Vice President
                                                       & Chief Financial Officer