Form 10-K405
period 1999-12-31
PENTACON INC
filed 2000-03-29
CIK 1050504

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

COMMISSION FILE NUMBER:       001-13931

                                 PENTACON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     76-0531585
(STATE OR OTHER JURISDICTION OF EMPLOYER          (I.R.S. IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

      10375 RICHMOND AVE., SUITE 700               HOUSTON, TEXAS 77042
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                  713-860-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: COMMON STOCK, PAR
                                                            VALUE $.01 PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

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

AS OF MARCH 14, 2000, THERE WERE 16,681,261 SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING. THE AGGREGATE MARKET VALUE ON SUCH DATE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $27,250,000 BASED UPON THE CLOSING PRICE OF $2.8125 PER SHARE ON MARCH 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

PENTACON, INC. PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 10, 2000.

                                 PENTACON, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                      PART I                                PAGE
                                                                            ----
    Items 1
     and 2.  Business and Properties....................................       1
    Item 3.  Legal Proceedings..........................................       8
    Item 4.  Submission of Matters to a Vote of Security Holders........       8

                                     PART II

    Item 5.  Market for Registrant's Common Stock and Related
              Shareholder Matters.......................................       8
    Item 6.  Selected Financial Data....................................       9
    Item 7.  Management's  Discussion and Analysis of Financial
              Condition and Results of Operations.......................      10
    Item 7a. Quantitative and Qualitative Disclosures About
               Market Risk..............................................      16
    Item 8.  Financial Statements.......................................      17
    Item 9.  Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.......................      34

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant.........      34
    Item 11. Executive Compensation.....................................      34
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................      34
    Item 13. Certain Relationships and Related Party Transactions.......      34

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................      34


      This document contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to: (1) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (2) changes in economic and industry conditions; (3) changes in regulatory requirements; (4) changes in interest rates; (5) levels of borrowings under the Company's Bank Credit Facility; (6) accumulation of excess inventories by certain customers in the aerospace industry; (7) costs associated with exiting low margin business segments; and
(8) volume or price adjustments with respect to sales to major customers.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

THE COMPANY

      The Company is the second largest distributor of fasteners and small parts to original equipment manufacturers ("OEMs") in the United States. Fasteners and small parts are incorporated into a wide variety of end use applications across a broad spectrum of industries and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications. The Company is an industry leader in the provision of advanced inventory management services for fasteners and small parts including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and electronic data interchange to OEMs. The Company offers its customers comprehensive supply chain management solutions designed to reduce their procurement and management costs and enhance their overall production efficiencies. The Company believes that the fastener distribution industry is consolidating. The Company attributes this consolidation primarily to OEMs focusing on their core competencies, streamlining their production processes and reducing their overall production costs by reducing the number of their suppliers and by outsourcing certain inventory management functions to more efficient providers. The Company's objective is to differentiate itself from its competitors and to benefit from the consolidation of the fastener industry by leveraging its nationwide distribution network, critical mass, breadth of product line and sophisticated supply chain management capabilities.

      The Company has two principal operating groups: the Aerospace Group and the Industrial Group. The Aerospace Group serves the aerospace and aeronautics industries and the Industrial Group serves a broad base of industrial manufacturers producing items such as diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment and refrigeration equipment. The Company's largest customers include The Boeing Company, Cummins Engine Company, General Electric Corporation, Harley-Davidson, Inc., the Hughes Aircraft subsidiary of General Motors Corporation, Lockheed Martin Corporation, and The Trane Company. The Company's relationships with these large customers have been built over 8 to 31 years.

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

      U.S. sales by fastener manufacturers were estimated to be approximately $8.0 billion in 1996; the global market for fasteners is estimated to be $25.0 billion. The fastener distribution market can reasonably be expected to be larger than this because resales by fastener distributors include a markup on the manufacturer's cost and include additional revenues for related value added inventory management services. The OEM market represents approximately 80% of the total U.S. fastener market, while the MRO market accounts for approximately 13%. Construction and other markets account for the remaining 7%. There are over 2,000 fastener distributors in the United States, none of which is responsible for more than 5% of the market's sales.

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

BUSINESS STRATEGY

      The Company's objective is to further its market position as a leading distributor of fasteners and small parts and enhance shareholder value. Key elements of the Company's business strategy include:

       CONTINUE TO DELIVER SUPERIOR CUSTOMER SERVICE. The Company's customers choose fastener suppliers based, in significant part, on the quality and reliability of service. The Company believes that superior customer service includes (i) meeting just-in-time delivery schedules which are critical to its customers' production processes and (ii) providing innovative supply chain management services, which can help its customers improve their operating efficiencies and reduce their costs. By providing these services, the Company becomes more integrated into its customers' internal manufacturing and decision making processes. The Company believes such integration leads to higher customer sales to existing customers and improves customer retention. In connection with its strategy to continuously improve customer service, the Company continues to identify and adopt "best practices" of each of its subsidiaries that can be successfully implemented throughout the Company. Some of our customers have recognized our superior customer service. For example, the Company received General Electric's Supplier Excellence Award in its Power Generation Division.

       GROW SALES REVENUE. The Company seeks to grow internally generated revenues by (i) capturing market share from smaller competitors who cannot match its product breadth, services or geographic coverage, (ii) pursuing the expanding opportunities to deliver a wide range of inventory management services which less sophisticated distributors are unable to provide, (iii) expanding the number of sites to which it provides services for its existing multi-site customers and (iv) pursuing new multi-site customers. To leverage its breadth of products and services and its broad geographic presence, the Company has developed a national marketing and sales effort to focus on penetrating existing and new multi-site OEM accounts.

       CAPITALIZE ON INTEGRATION OPPORTUNITIES. The Company believes there are significant opportunities to leverage the capabilities of its subsidiaries to further increase its revenues and operating efficiencies. The Company is initiating its revenue enhancement strategy by implementing a cross-selling program to existing customers. The Company's national footprint is an integral component of its strategy to sell more integrated inventory management services and products to multi-site customers nationwide. The Company will seek to expand operating margins by realizing purchasing economies and exploiting operational efficiencies. The Company believes that centralizing purchasing activities will allow it to realize volume discounts. Further, as the Company integrates its operations it is beginning to realize further efficiencies through (i) the elimination of redundant facilities, (ii) headcount reductions, (iii) plant reconfigurations, (iv) the implementation of common information systems, (v) administrative savings and (vi) reductions in working capital.

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

      INVENTORY PROCUREMENT AND MANAGEMENT SYSTEMS. Increasingly, manufacturers are outsourcing their inventory management needs to distributors. These services range from installing a simple inventory bin card system to developing a complete turn-key inventory management system with full-time staff, which may be located on the customer's site. These inventory systems are designed to meet the specific needs of the Company's customers. They range in sophistication from helping the OEM set appropriate order quantities and frequencies to delivering the correct fastener or small part to the assembly floor on a just-in-time basis. In some cases, the Company utilizes computer systems deployed at the OEM's sites to facilitate the management of its fastener and parts inventories. Inventory replenishment services and product consolidation services decrease the number of invoices which the customer has to process, decrease the number of vendors with whom the customer has to process transactions, lower the customer's inventory carrying cost and allow customers to focus on their core manufacturing business.

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

CUSTOMERS

      The Company's subsidiaries have been in business for an average of 26 years and have developed a significant number of strong customer relationships. The Company serves approximately 7,500 customers which manufacture a wide variety of products including diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment, refrigeration equipment and aerospace equipment. The Company's largest customers include The Boeing Company, Cummins Engine Company, General

Electric Corporation, Harley-Davidson, Inc., the Hughes Aircraft subsidiary of General Motors Corporation, Lockheed Martin Corporation and The Trane Company. Revenues for the year ended December 31, 1999 from The Boeing Company and Cummins Engine Company, our two largest customers, represented 8% and 14% of total revenues, respectively. The Company's relationships with The Boeing Company and Cummins Engine Company have been built over the last 30 and 8 years, respectively. On December 1, 1998, The Boeing Company announced that it would reduce its production rates of certain commercial aircraft. This reduction, in conjunction with a buildup of fastener inventory at The Boeing Company, has led to reduced demand by The Boeing Company for the Company's products.

      Several of Pentacon's customers have international operations and some have requested that the Company provide products and services to them in their foreign locations. Approximately 14% of the Company's revenues during the year ended December 31, 1999 were to customer locations outside of the United States. Prior to the formation of Pentacon, resource constraints had limited the Company's subsidiaries' ability to expand internationally. In the future, the Company intends to selectively pursue these opportunities.

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

SALES AND MARKETING

      The Company's sales efforts are focused on developing new business with mid-size and large-size OEMs which are likely to benefit from cost savings and operating efficiencies from the products and services offered by the Company, as well as expanding business with existing customers by serving additional sites and/or expanding the breadth of products and services provided to that customer. Prior to the formation of Pentacon, the Company's marketing efforts were primarily directed at customers on a site-by-site basis. To capitalize on the Company's national presence and the trend by OEMs to decrease their number of suppliers, the Company recently developed a national sales, marketing and service effort targeted at multi-site customers. This national sales effort is focused on developing a coordinated marketing effort to maximize customer penetration and provide multi-site OEMs with company-wide procurement and inventory management solutions which maximize cost savings and operating efficiencies.

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

DELIVERY

      The Company utilizes several forms of transportation to deliver its products to its customers depending upon the urgency and frequency of delivery, the customer's preference and cost. The Company utilizes common carriers, Company-owned trucks, and overnight delivery services to deliver products to its customers. The cost of transportation is borne by the customer or the Company, depending upon the governing terms and conditions. The Company does not believe that it is materially dependent on any single transportation service or carrier and that it currently maintains good relationships with all of its common carriers.

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

      The Company maintains 38 distribution and sales facilities in the United States, along with sales offices in Europe and Australia. The Company has ongoing facilities rationalization initiatives to close or combine redundant facilities. To date, the Company has identified three of five distribution centers in the Aerospace Group and one in the Industrial Group to be closed. Pentacon will continue to evaluate existing and future facilities to determine whether further reductions can be made.

      Pentacon's materials management and distribution operations begin when suppliers deliver products to the Company. Once delivered, the products are taken into inventory and receive various service additions depending on customer requests. Service additions may include product enhancement (such as plating, galvanizing or coating), quality assurance testing, kitting and sub-assembly. Once an order is received from the customer, products are picked from inventory, counted, packaged and shipped by the Company. Depending on the customer's service program, the products may receive further handling by the Company at the customer location. For a just-in-time customer, the Company typically has an employee at the customer's location to receive the inventory, deliver the products to the work areas, and reorder and replenish products as needed.

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

MANAGEMENT INFORMATION SYSTEMS

      Each of the companies operates a management and information system ("MIS") that is used to purchase, monitor and allocate inventory throughout its facilities. All of these systems include computerized order entry, sales analysis, inventory status, invoicing and payment, and all but one include bar-code tracking. These systems are designed to improve productivity for both the Company and its customers. Most of the subsidiaries use EDI, through which they offer their customers a paperless electronic process for order entry, shipment tracking, customer billing, remittance processing and other routine matters.

      The Company is integrating the MIS systems of its subsidiaries. The Aerospace Group has migrated to an information system developed by DYMAX Products, Inc., during 1999. This system facilitates product ordering, pricing and reporting among the companies in the Aerospace Group. The Company is also in the process of integrating MIS systems within the Industrial Group. The Company has selected a J.D. Edwards operating system for the Industrial Group, and has begun implementation of the system which will enable the Industrial Group to obtain certain operating and reporting efficiencies.

GOVERNMENT REGULATION

      The Fastener Quality Act (the "Fastener Act") was enacted on November 16, 1990 and was subsequently amended most recently in June 1999. The Fastener Act is intended to protect the public safety by deterring the introduction of non-conforming fasteners into commerce and by improving the traceability of fasteners. Generally, the Fastener Act covers certain fasteners including screws, nuts, bolts or studs having nominal diameters of one quarter inch and certain direct tension indicating washers. Significantly, fasteners are exempt from the Fastener Act if they are manufactured in a facility using a quality management system, such as QS9000.

      The Company currently operates four quality control laboratories at its facilities and does not anticipate any significant investment to comply with the Fastener Act. One of the Company's laboratories has been accredited under the Fastener Act.

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

EMPLOYEES

      At December 31, 1999, the Company had approximately 820 employees. The Company believes that its relationship with its employees is good.

PROPERTIES

      The Company maintains 38 distribution and sales facilities in the United States. The Company also maintains offices in Europe and Australia to service its aerospace customers. These facilities range in size from 1,000 square feet to 74,000 square feet, and generally consist of warehouse space with a small amount of associated office space. Four of the facilities include laboratory space for quality testing. All of the facilities are leased. The Company's leases expire between 2000 and 2012. The Company believes that suitable replacement space will be available as required. The Company believes that its current facilities are adequate for its expected needs over the next several years. However, the Company may add new facilities as a result of acquisitions or due to a customer's request for an on-site or local facility.

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

      The Company's common stock has been publicly traded on the New York Stock Exchange under the symbol JIT since the Company's initial public offering on March 10, 1998. The following table sets forth the quarterly high and low sales prices for the indicated quarter:

 QUARTER ENDED                                               HIGH        LOW
 -------------                                               ----        ---
 December 31, 1999...............................          $ 3.4375   $ 2.0625
 September 30, 1999..............................            4.8750     3.2500
 June 30, 1999...................................            6.1875     3.6875
 March 31, 1999..................................            4.9375     3.2500

 December 31, 1998...............................          $ 7.0000   $ 3.1250
 September 30, 1998..............................           12.7500     5.5000
 June 30, 1998...................................           14.6875    10.3750
 March 31, 1998 (partial quarter commencing March
   10, 1998).....................................           14.0000    11.0000

      There were approximately 171 shareholders of record (including brokerage firms and other nominees) of the Company's common stock as of March 14, 2000. The number of record holders does not bear any relationship to the number of beneficial owners of common stock.

      The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company currently intends to retain earnings to support operations and finance expansion. In addition, the Company's existing Bank Credit Facility prohibits the payment of dividends.

ORGANIZATION OF THE COMPANY / UNREGISTERED SALES OF SECURITIES

      Simultaneously with the closing of its initial public offering, the Company acquired by merger all of the issued and outstanding capital stock of five businesses in separate transactions (the "Initial Acquisitions"): Alatec Products, Inc. (Alatec), AXS Solutions, Capitol Bolt & Supply, Inc., Maumee Industries, Inc., and Sales Systems Limited (collectively referred to as the "Founding Companies"), at which time each Founding Company became a wholly owned subsidiary of the Company. The aggregate consideration paid by the Company to acquire the Founding Companies consisted of (i) approximately $28.7 million in cash and (ii) 6,720,000 shares of common stock. In addition, certain indebtedness of the Founding Companies, which was personally guaranteed by Founding Company stockholders, was paid down in connection with the acquisitions.

      On November 18, 1997, and in connection with the initial formation of the Company, the Company sold 200,000, 125,000 and 125,000 shares of common stock of the Company to Messrs. Baldwin, Taten and Fontana, respectively, for $0.01 per share. As a result, the Company recorded non-recurring, non-cash compensation charges of $4.7 million in the fourth quarter of 1997, representing the difference between the amount paid for the shares and the estimated initial public offering price, net of a 20% marketability discount. In February 1997, the Company also granted two consultants warrants to purchase an aggregate of 50,000 shares of common stock at $6.00 per share. In the first four months of 1997, the consultants provided business and legal consulting services for the Company in connection with its formation.

      All of the above sales of common stock were private offerings exempt from registration under Section 4(2) of the Securities Act of 1933.

      In March 1999, the Company sold $100 million of Senior Subordinated Notes due April 1, 2009, pursuant to Rule 144A.

ITEM 6.  SELECTED FINANCIAL DATA

      Pentacon, Inc. was incorporated in March 1997. Simultaneously with the closing of the initial public offering of its common stock, on March 10, 1998, Pentacon acquired the Founding Companies. For financial reporting purposes, Alatec has been identified as the accounting acquiror. Accordingly, the historical financial statements of Alatec have become the historical financial statements of the Company. Since March 10, 1998, Pentacon has acquired in separate transactions (the "Subsequent Acquisitions" and, together with the Initial Acquisitions, the "Acquisitions") four additional businesses: Pace Products,

Inc., D-Bolt Company, Inc., Texas International Aviation, Inc. and ASI Aerospace Group, Inc. The Companies acquired in the Acquisitions are referred to as the "Acquired Businesses."

                                                                                 YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                         1999             1998             1997             1996             1995
                                                       ---------        ---------        ---------        ---------        ---------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues .......................................       $ 272,898        $ 193,296        $  56,798        $  44,726        $  41,204
Cost of  sales .................................         186,473          127,492           33,668           26,707           26,196
                                                       ---------        ---------        ---------        ---------        ---------
       Gross profit ............................          86,425           65,804           23,130           18,019           15,008

Operating expenses .............................          60,979           45,702           17,081           12,818           11,285
Nonrecurring charge ............................             632             --               --               --               --
Goodwill amortization ..........................           3,468            1,944             --               --               --
                                                       ---------        ---------        ---------        ---------        ---------
       Operating income ........................          21,346           18,158            6,049            5,201            3,723

Write-off of debt issuance costs ...............           2,308             --               --               --               --
Other (income) expense, net ....................            (119)             (85)             (38)             (56)              69
Interest expense ...............................          16,535            5,255            1,310            1,118            1,235
                                                       ---------        ---------        ---------        ---------        ---------
       Income before taxes .....................           2,622           12,988            4,777            4,139            2,419

Income taxes ...................................           1,846            6,815            1,963            1,628              995
                                                       ---------        ---------        ---------        ---------        ---------
       Net income ..............................       $     776        $   6,173        $   2,814        $   2,511        $   1,424
                                                       =========        =========        =========        =========        =========
Earnings per share -
       Basic and diluted .......................       $    0.05        $    0.45        $    0.95        $    0.85        $    0.48

BALANCE SHEET DATA:
Working capital ................................       $  68,149        $  78,746        $  20,479        $  17,130        $  13,308
Total assets ...................................         327,119          301,353           36,855           28,519           23,226
Long-term debt (including current maturities) ..         171,423          138,589           14,298           11,588           10,698
Stockholders' equity ...........................         117,679          116,610            8,529            7,630            5,119

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to: (1) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (2) changes in economic and industry conditions; (3) changes in regulatory requirements; (4) changes in interest rates; (5) levels of borrowings under the Company's Bank Credit Facility; (6) accumulation of excess inventories by certain customers in the aerospace industry; (7) costs associated with exiting low margin business; and (8) volume or price adjustments with respect to sales to major customers.

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated:

                                                                                     YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------------
                                                                      1999                   1998                       1997
                                                              -------------------      -------------------      -------------------
                                                                                      (DOLLARS IN THOUSANDS)

Revenues ................................................     $272,898      100.0%     $193,296      100.0%     $ 56,798      100.0%
Cost of sales ...........................................      186,473       68.3       127,492       66.0        33,668       59.3
                                                              --------     ------      --------     ------      --------     ------
          Gross profit ..................................       86,425       31.7        65,804       34.0        23,130       40.7

Operating expenses and non-
   recurring charge .....................................       61,611       22.6        45,702       23.6        17,081       30.0
Goodwill amortization ...................................        3,468        1.3         1,944        1.0          --         --
                                                              --------     ------      --------     ------      --------     ------
          Operating income ..............................     $ 21,346        7.8%     $ 18,158        9.4%     $  6,049       10.7%
                                                              ========     ======      ========     ======      ========     ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

      Revenues increased $79.6 million, or 41.2%, to $272.9 million for the year ended December 31, 1999 from $193.3 million for the year ended December 31, 1998. The increase in revenues was attributable primarily to the Acquisitions. Assuming all the Acquisitions had occurred on January 1, 1998, revenues for the year ended December 31, 1999 decreased 4.3% as compared to the year ended December 31, 1998. The decline in revenues results from a decline in aerospace segment revenues of 19.7% offset by an increase in industrial segment revenues of 16.2%. The aerospace group continues to operate in a soft market. The industrial group's increase in revenues results primarily from increased revenues with existing customers.

COST OF SALES

      Cost of sales increased $59.0 million, or 46.3%, to $186.5 million for the year ended December 31, 1999 from $127.5 million for the year ended December 31, 1998. The increase in cost of sales primarily resulted from the Acquisitions. As a percentage of revenues, cost of sales increased from 66.0% for the year ended December 31, 1998 to 68.3% for the year ended December 31, 1999. The increase in cost of sales as a percentage of revenues was primarily a result of lower margins on new business with an existing customer in the industrial segment.

OPERATING EXPENSES AND NONRECURRING CHARGE

      Operating expenses, including a nonrecurring charge, increased $15.9 million, or 34.8%, to $61.6 million for the year ended December 31, 1999 from $45.7 million for the year ended December 31, 1998. The increase in operating expenses primarily resulted from the Acquisitions. As a percentage of revenues, operating expenses, including the nonrecurring charge, decreased to 22.6% for the year ended December 31, 1999 from 23.6% for the year ended December 31, 1998. The nonrecurring charge of $0.6 million in the fourth quarter of 1999 related to a workforce reduction in one of the Company's distribution centers. The decrease in operating expenses as a percentage of revenues was primarily attributable to lower operating expenses as a percentage of revenues historically attained by the Subsequent Acquisitions and the reduced number of employees in the Company's aerospace business partially offset by additional costs associated with additional sales to an existing customer in the industrial business.

OPERATING INCOME

      Operating income increased $3.1 million, or 17.0%, to $21.3 million for the year ended December 31, 1999 from $18.2 million for the year ended December 31, 1998 due to the factors noted above. As a percentage of revenues, operating income decreased to 7.8% for the year ended December 31, 1999 from 9.4% for the year ended December 31, 1998.

NON-OPERATING COSTS AND EXPENSES

      The write-off of debt issuance costs during the year ended December 31, 1999 resulted from the amendment of the Company's Bank Credit Facility in connection with the Senior Subordinated Notes issued in March 1999. Interest expense for the year ended December 31, 1999 totaled $16.5 million compared with $5.3 million for the year ended December 31, 1998. The increase in interest expense primarily resulted from additional debt incurred for the Subsequent Acquisitions and, to a lesser extent, the higher rate of interest on the Senior Subordinated Notes issued in March 1999.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the year ended December 31, 1999 was $1.8 million (an effective tax rate of 70.4%) compared with $6.8 million (an effective tax rate of 52.5%) for the year ended December 31, 1998. The higher effective tax rate in 1999 primarily related to the increase in non-deductible goodwill amortization that resulted from the Subsequent Acquisitions.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

      Revenues increased $136.5 million, or 240.3%, to $193.3 million for the year ended December 31, 1998 from $56.8 million for the year ended December 31, 1997. The increase in revenues primarily results from the Acquisitions during the year ended December 31, 1998. (See Note 2 to the Financial Statements).

COST OF SALES

      Cost of sales increased $93.8 million, or 278.3%, to $127.5 million for the year ended December 31, 1998 from $33.7 million for the year ended December 31, 1997. The increase in cost of sales primarily results from the Acquisitions during the year ended December 31, 1998. (See Note 2 to the Financial Statements). As a percentage of revenues, cost of sales increased from 59.3% for the year ended December 31, 1997 to 66.0% for the year ended December 31, 1998. The increase in cost of sales as a percentage of revenues was a result of lower margins historically attained by the Acquisitions as compared to Alatec.

OPERATING EXPENSES

      Operating expenses increased $28.6 million, or 167.3%, to $45.7 million for the year ended December 31, 1998 from $17.1 million for the year ended December 31, 1997. The increase in operating expenses primarily results from the Acquisitions during the year ended December 31, 1998. (See Note 2 to the Financial Statements). As a percentage of revenues, operating expenses decreased from 30.0% for the year ended December 31, 1997 to 23.6% for the year ended December 31, 1998. This percentage decrease was a result of the lower operating expenses historically experienced by the Acquisitions as compared to Alatec.

OPERATING INCOME

      Due to the factors discussed above, operating income increased $12.2 million, or 203.3%, from $6.0 million for the year ended December 31, 1997 to $18.2 million for the year ended December 31, 1998.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the year ended December 31, 1998 totaled $5.3 million compared to $1.3 million for the year ended December 31, 1997. The increase in interest expense primarily resulted from additional debt incurred for the Acquisitions during the year ended December 31, 1998. (See Note 2 to the Financial Statements).

PROVISION FOR INCOME TAXES

      The provision for income taxes for the year ended December 31, 1998 was $6.8 million (an effective tax rate of 52.5%), compared with $2.0 million (an effective tax rate of 41.1%) for the year ended December 31, 1997. The higher effective tax rate for the year ended December 31, 1998 primarily related to the increase in nondeductible stock-based compensation and goodwill amortization that resulted from the Acquisitions.

PRO FORMA FINANCIAL INFORMATION

      The Company includes pro forma financial information in its earnings releases. The pro forma financial information for the years ended December 31, 1999 and 1998 includes the results of Pentacon combined with the Founding Companies as if the Initial Acquisitions had occurred at the beginning of each period. The pro forma financial information includes the effects of (i) the Initial Acquisitions (ii) the Company's initial public offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they agreed prospectively (iv) certain reductions in lease expense paid to the former owners of the Founding Companies to which they agreed prospectively (v) elimination of non-recurring, non-cash compensation charges related to common stock issued to management (vi) amortization of goodwill resulting from the Initial Acquisitions and (vii) advances under the Bank Credit Facility (see Note 4 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt and (viii) adjustments to the provisions for federal and state income taxes. Subsequent Acquisitions are included in the pro forma financial information only for those periods subsequent to the dates of acquisition and, as a result, the pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because the Founding Companies were not under common control or management.

      The following table sets forth certain pro forma financial data and the related amounts as a percentage of pro forma revenues:

                                                        PRO FORMA
                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                                  1999               1998
                                           ----------------    ----------------
                                                  (DOLLARS IN THOUSANDS)

Revenues ...............................   $272,898   100.0%   $214,737   100.0%
Cost of sales ..........................    186,473    68.3     142,275    66.3
                                           --------   -----    --------   -----
     Gross profit ......................     86,425    31.7      72,462    33.7

Operating expenses .....................     61,611    22.6      48,300    22.5
Goodwill amortization ..................      3,468     1.3       2,212     1.0
                                           --------   -----    --------   -----
     Operating  income .................   $ 21,346     7.8%   $ 21,950    10.2%
                                           ========   =====    ========   =====

      The pro forma results of operations for the year ended December 31, 1999 were the same as the historical results of operations discussed previously. As a percentage of pro forma revenues, operating expenses for the year ended December 31, 1998 were 22.5% compared to 23.6% in the historical results of operations. The decrease is primarily due to lower operating expenses as a percentage of pro forma revenues attained by the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used $22.5 million of net cash from operating activities during the year ended December 31, 1999, primarily for working capital requirements. Net cash used in investing activities was $6.0 million. Net cash provided by financing activities was $28.0 million for the year ended December 31, 1999 and primarily consisted of $512.0 million of borrowings on long-term debt partially offset by $479.2 million repayment of long-term debt. At December 31, 1999, the Company had cash of $0.2 million, working capital of $68.1 million and total debt of $171.4 million.

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At December 31, 1999, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. At December 31, 1999, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. At December 31, 1999, the Company had approximately $22.7 million available under the Bank Credit Facility.

      In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

      On March 10, 1998, the Company completed its initial public offering, which involved the sale by the Company of 5,980,000 shares of common stock at a price to the public of $10.00 per share, including 780,000 shares pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $50.8 million. Of this amount, $21.9 million (net of cash acquired) was used to pay the cash portion of the purchase price relating to the Initial Acquisitions, with the remainder being used to pay certain indebtedness of the Founding Companies, make capital expenditures and fund working capital requirements. On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of common stock for use in connection with future acquisitions was declared effective. During the year ended December 31, 1998, an additional 1,134,010 shares of common stock were issued in connection with the Subsequent Acquisitions (See Note 2 to the Financial Statements).

      The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for accounting and reporting purposes and for revenue-generating activities. The Pentacon companies which primarily serve the aerospace industry have migrated to a common information system which facilitates product ordering, pricing and reporting among the companies. The total expenditures were $3.4 million for these information systems, the majority of which have been capitalized as computer hardware and software and are depreciated over the estimated useful life of the assets. Funding for these expenditures came from operating cash flows and the Company's Bank Credit Facility. The Pentacon companies which primarily serve industrial companies have selected the J.D. Edwards' One World Enterprise Application Solution to integrate operations. The total expenditures for this information system are expected to be approximately $5.5 million during the years 2000 and 2001, the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. Funding for these expenditures will come from operating cash flows and the Company's Bank Credit Facility.

      The Company believes that its cash flows from operations and its existing Bank Credit Facility will be sufficient to meet its near-term requirements.

SEASONALITY AND QUARTERLY FLUCTUATIONS

      The Company experiences seasonal declines in the fourth calendar quarter due to declines in its customers' activities in that quarter. The Company's volume of business may be adversely affected by a decline in projects as a result of regional or national downturns in economic conditions. Quarterly results may also be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year.

YEAR 2000

      In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 ready. During 1999, the Company completed its testing of systems. As a result, the Company experienced insignificant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

      As of December 31, 1999, the Company had spent $0.4 million in costs that were directly attributable to addressing Year 2000 issues. The Company spent $3.4 million to purchase software and hardware and on implementation expenses associated with the migration to a common information technology system in Pentacon's companies which primarily serve the aerospace industry. The Company believes that these costs were not, for the most part, directly related to the Year 2000 issue, but were required for the implementation of its new system in the Pentacon companies which primarily serve the aerospace industry. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

INFLATION

      Inflation has not had a material impact on the Company's results of operations for the last three years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to market risk exposure related to changes in interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the Notes to the Consolidated Financial Statements for a description of the Company's accounting policies and other information related to these financial instruments.

VARIABLE-RATE DEBT

      As of December 31, 1999, the Company had approximately $70.9 million outstanding under its Bank Credit Facility. The interest rates are based on either the prime interest rate or upon a spread above the London Interbank Overnight Rate (LIBOR); the rates used are determined at the Company's option. The amount outstanding under this Bank Credit Facility will fluctuate throughout the year based upon working capital requirements. Based upon the $70.9 million outstanding under the Bank Credit Facility at December 31, 1999, a 1.0% change in the interest rate (from the December 31, 1999 rate) would have caused a change in interest expense of approximately $709,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FIXED-RATE DEBT

      As of December 31, 1999, the Company had $100.0 million of 12.25% Senior Subordinated Notes, long-term debt, outstanding, with an estimated fair value of approximately $90.0 million based upon their publicly traded value at that date. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $4.9 million as of December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders:

      We have audited the accompanying consolidated balance sheets of Pentacon, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentacon, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                           ERNST & YOUNG LLP


Houston, Texas
February 2, 2000

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           DECEMBER 31,
                                                                                                  -----------------------------
                                                                                                    1999                 1998
                                                                                                  --------             --------
                                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                   ASSETS
Cash and cash equivalents ...........................................................             $    219             $    744
Accounts receivable .................................................................               40,288               34,610
Inventories .........................................................................              127,397              116,390
Deferred income taxes ...............................................................                9,251                4,216
Other current assets ................................................................                  372                  897
                                                                                                  --------             --------
                    Total current assets ............................................              177,527              156,857
                                                                                                  --------             --------

Property and equipment, net of accumulated depreciation .............................               11,258                7,404
Goodwill, net of accumulated amortization ...........................................              132,838              134,528
Deferred income taxes ...............................................................                  416                  672
Other assets ........................................................................                5,080                1,892
                                                                                                  --------             --------
                    Total assets ....................................................             $327,119             $301,353
                                                                                                  ========             ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ....................................................................             $ 24,272             $ 33,895
Accrued expenses ....................................................................               10,209                6,553
Accrued interest ....................................................................                3,202                2,322
Income taxes payable ................................................................                  334                3,384
Current maturities of long-term debt ................................................               71,361               31,957
                                                                                                  --------             --------
                    Total current liabilities .......................................              109,378               78,111

Long-term debt, net of current maturities ...........................................              100,062              106,632
                                                                                                  --------             --------
                    Total liabilities ...............................................              209,440              184,743
                                                                                                  --------             --------
Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares authorized,
     no shares issued and outstanding ...............................................                 --                   --
Common stock, $.01 par value, 51,000,000 shares authorized,
     16,681,261 and 16,668,129 shares issued and outstanding in
     1999 and 1998, respectively ....................................................                  167                  167
Additional paid in capital ..........................................................              100,794              100,501
Retained earnings ...................................................................               16,718               15,942
                                                                                                  --------             --------
                  Total stockholders' equity ........................................              117,679              116,610
                                                                                                  --------             --------
                  Total liabilities and
                      stockholders' equity ..........................................             $327,119             $301,353
                                                                                                  ========             ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                             1999                   1998                     1997
                                                                          ---------               ---------               ---------
                                                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues ...................................................              $ 272,898               $ 193,296               $  56,798
Cost of sales ..............................................                186,473                 127,492                  33,668
                                                                          ---------               ---------               ---------
          Gross profit .....................................                 86,425                  65,804                  23,130

Operating expenses .........................................                 60,979                  45,702                  17,081
Nonrecurring charge ........................................                    632                    --                      --
Goodwill amortization ......................................                  3,468                   1,944                    --
                                                                          ---------               ---------               ---------
          Operating income .................................                 21,346                  18,158                   6,049

Write-off of debt issuance costs ...........................                  2,308                    --                      --
Other (income) expense, net ................................                   (119)                    (85)                    (38)
Interest expense ...........................................                 16,535                   5,255                   1,310
                                                                          ---------               ---------               ---------

          Income before taxes ..............................                  2,622                  12,988                   4,777
Income taxes ...............................................                  1,846                   6,815                   1,963
                                                                          ---------               ---------               ---------

          Net income .......................................              $     776               $   6,173               $   2,814
                                                                          =========               =========               =========
Net income per share:
          Basic ............................................              $    0.05               $    0.45               $    0.95
          Diluted ..........................................              $    0.05               $    0.45               $    0.95

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                         1999             1998               1997
                                                                                      ---------         ---------         ---------
                                                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
         Net income ..........................................................        $     776         $   6,173         $   2,814
Adjustments to reconcile net income to net cash used in
    operating activities: (1)
         Depreciation and amortization .......................................            6,072             3,240               174
         Deferred income taxes ...............................................             (566)              154                 5
         Compensation expense related to issuance
               of management shares ..........................................             --               1,800              --
         Write-off of debt issuance costs ....................................            2,308              --                --
         Changes in operating assets and liabilities:
                        Accounts receivable ..................................           (5,949)            4,949            (3,303)
                        Inventories ..........................................          (13,498)          (18,160)           (5,188)
                        Other current assets .................................              232              (240)             --
                        Accounts payable and accrued expenses ................           (8,600)           (4,369)            4,674
                        Income taxes payable .................................           (3,135)           (2,076)               53
                        Other assets and liabilities, net ....................             (157)            2,612              --
                                                                                      ---------         ---------         ---------
              Net cash used in operating activities ..........................          (22,517)           (5,917)             (771)

Cash Flows From Investing Activities:
         Capital expenditures ................................................           (6,038)           (3,807)             (223)
         Cash paid for acquisitions, net of cash acquired ....................             --             (77,031)             --
         Cash paid for Founding Companies, net of cash acquired ..............             --             (21,948)             --
         Other ...............................................................               12                20               (57)
                                                                                      ---------         ---------         ---------
              Net cash used in investing activities ..........................           (6,026)         (102,766)             (280)

Cash Flows From Financing Activities:
         Repayments of debt ..................................................         (479,233)         (118,982)             (192)
         Proceeds from issuance of debt ......................................          512,028           179,100             1,000
         Proceeds from issuance of common stock, net of offering costs .......             --              50,815              --
         Debt issuance costs .................................................           (4,777)           (1,506)             --
         Other ...............................................................             --                --                 (13)
                                                                                      ---------         ---------         ---------
              Net cash provided by financing activities ......................           28,018           109,427               795

(Decrease)/Increase in cash and cash equivalents .............................             (525)              744              (256)

Cash and cash equivalents, beginning of period ...............................              744              --                 256
                                                                                      ---------         ---------         ---------
Cash and cash equivalents, end of period .....................................        $     219         $     744         $    --
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

                                 PENTACON, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                         COMMON STOCK          TREASURY STOCK      ADDITIONAL                   TOTAL
                                   ----------------------    ------------------     PAID IN      RETAINED    STOCKHOLDERS'
                                     SHARES        AMOUNT    SHARES      AMOUNT     CAPITAL      EARNINGS       EQUITY
                                   -----------    -------    -------    -------    ----------    --------    -------------
Balance, December, 31, 1996 ....           100    $     1       --      $  --      $       24    $  7,605    $       7,630
    Shares issued and shares
       repurchased .............            45       --          (51)    (2,690)          776        --             (1,914)
    Stock-split (1,000 to 1) ...       144,855      1,449    (51,239)      --            (800)       (650)              (1)
    Net income .................          --         --         --         --            --         2,814            2,814
                                   -----------    -------    -------    -------    ----------    --------    -------------
Balance, December 31, 1997 .....       145,000      1,450    (51,290)    (2,690)         --         9,769            8,529
    Elimination of Alatec shares      (145,000)    (1,450)    51,290      2,690          --          --              1,240
    Issuance of common stock
       for Alatec common stock .     2,969,493         30       --         --          23,726        --             23,756
    Initial public offering ....     5,980,000         60       --         --          50,755        --             50,815
    Issuance of common stock for
       acquisitions of Founding
       Companies ...............     6,580,507         66       --         --          14,293        --             14,359
    Issuance of common stock
       for acquisitions ........     1,134,010         11       --         --          11,485        --             11,496
    Issuance of restricted stock
       grants ..................         4,119       --         --         --            --          --               --
    Amortization of deferred
       compensation ............          --         --         --         --             242        --                242
    Net income .................          --         --         --         --            --         6,173            6,173
                                   -----------    -------    -------    -------    ----------    --------    -------------
Balance, December 31, 1998 .....    16,668,129        167       --         --         100,501      15,942          116,610
    Issuance of common stock ...        13,132       --         --         --              32        --                 32
    Amortization of deferred
       compensation ............          --         --         --         --             261        --                261
    Net income .................          --         --         --         --            --           776              776
                                   -----------    -------    -------    -------    ----------    --------    -------------
Balance, December 31, 1999 .....    16,681,261    $   167       --      $  --      $  100,794    $ 16,718    $     117,679
                                   ===========    =======    =======    =======    ==========    ========    =============

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: Pentacon, Inc. ("Pentacon" or the "Company") was incorporated in March 1997. On March 10, 1998, Pentacon and separate wholly-owned subsidiaries acquired in separate transactions, simultaneously with the closing of its initial public offering (the "Offering") of its common stock, five businesses (the "Initial Acquisitions"): Alatec Products, Inc. (Alatec), AXS Solutions, Inc., Capitol Bolt & Supply, Inc., Maumee Industries, Inc., and Sales Systems Limited, collectively referred to as the "Founding Companies." The consideration for the Initial Acquisitions consisted of a combination of cash and common stock. Because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of common stock following the Offering and the Initial Acquisitions, and (ii) the stockholders of Alatec received the greatest number of shares of Pentacon, Inc. common stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Alatec has been identified as the accounting acquiror. The acquisitions of the remaining Founding Companies have been accounted for using the purchase method of accounting. Therefore, Alatec's historical financial statements for all periods prior to March 10, 1998 are presented as the historical financial statements of the Company. Unless the context otherwise requires, all references herein to the Company include Pentacon, the Founding Companies and acquisitions subsequent to the Offering ("Subsequent Acquisitions").

      In October 1998, the Company changed its year end from September 30 to December 31. The accompanying financial statements have been restated to conform to a December 31 year end.

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

                                 PENTACON, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      NONRECURRING CHARGE: During the year ended December 31, 1999, the Company incurred a non-recurring charge of $0.6 million related to a workforce reduction in one of the Company's industrial segment distribution centers.

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

      CONCENTRATION OF CREDIT RISK: The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. The allowance for doubtful accounts and related activity were not material at and for the years ended December 31, 1999, 1998 and 1997. One customer of the industrial segment accounted for approximately 14% and 13% of revenues for the years ended December 31, 1999 and 1998, respectively. Accounts receivable balances related to this customer represented approximately 20% of total accounts receivable at December 31, 1999.

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of accounts receivable, prepaid expenses and accounts payable approximate fair values due to the short-term maturities of these instruments. The Company's publicly-traded Senior Subordinated Notes had a fair value of $90 million at December 31, 1999. The carrying value of the Company's remaining debt facilities and capital lease obligations approximate fair value since the rates on such facilities are variable, based on current market or are at fixed rates currently available to the Company.

      COMMON STOCK BASED COMPENSATION: The Company follows the intrinsic value method of accounting for stock options and performance-based stock awards as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

      RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and early adoption is permitted. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on net income or the financial position of the Company.

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

                                 PENTACON, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      If all acquisitions, including the Founding Companies, were effective January 1, 1998, the Company would have reported revenues, net income and net income per share of $285,169,000, $11,491,000 and $0.69, respectively, for the year ended December 31, 1998.

3.    PROPERTY AND EQUIPMENT AND GOODWILL


                                                       USEFUL                       DECEMBER 31,
                                                      LIVES IN            ---------------------------------
                                                       YEARS                  1999                  1998
                                                    -------------         -------------           ---------
                                                                                  (IN THOUSANDS)
      Buildings................................            10-40          $      2,568            $   2,476
      Leasehold improvements...................             6-20                 2,991                1,189
      Equipment................................              3-8                 7,475                4,289
      Furniture and fixtures...................              5-7                 1,145                1,534
      Construction in progress.................                -                   748                  752
                                                                          ------------            ---------
                                                                                14,927               10,240
      Less accumulated depreciation and
          amortization.........................                                 (3,669)              (2,836)
                                                                          ------------            ---------
                                                                          $     11,258            $   7,404
                                                                          ============            =========


                                                                                   DECEMBER 31,
                                                                        -----------------------------------
                                                                           1999                   1998
                                                                        ------------           ------------
                                                                                   (IN THOUSANDS)
      Goodwill......................................................    $    138,190           $    136,412
      Less accumulated amortization.................................          (5,352)                (1,884)
                                                                        ------------           ------------
                                                                        $    132,838           $    134,528
                                                                        ============           ============

4. CREDIT FACILITY, LONG-TERM DEBT AND LEASES

                                                                                                   DECEMBER 31,
                                                                                           -------------------------
                                                                                             1999              1998
                                                                                           --------         --------
                                                                                                (IN THOUSANDS)
Senior Subordinated Notes with interest payable semi-annually at 12.25% (an
   effective rate of 12.75%), maturing March 2009 ................................         $ 97,327         $   --

Borrowings under Bank Credit Facility:
   Revolving credit loan with interest payable quarterly at LIBOR + 2%
       (8.2% at December 31, 1999), maturing September 2004 ......................           60,000           92,800

   Revolving credit loan with interest payable monthly at prime
       (8.5% at December 31, 1999), maturing September 2004 ......................           10,883             --

   Revolver term loan with interest payable quarterly at LIBOR + 2 1/8% and principal and interest payable quarterly commencing September 30, 1999,
       maturing September 2003 ...................................................             --             40,000

   Line of credit borrowing with interest payable monthly at a variable rate
       (7.8% at December 31, 1998), maturing September 2003 ......................             --              2,300

Capital leases ...................................................................            2,607            2,724

Other notes payable (See Note 13) ................................................              606              765
                                                                                           --------         --------
                                                                                            171,423          138,589

Less current maturities ..........................................................           71,361           31,957
                                                                                           --------         --------
Long-term debt, net of current maturities ........................................         $100,062         $106,632
                                                                                           ========         ========

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At December 31, 1999, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. At December 31, 1999, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22, BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. At December 31, 1999, the Company had approximately $22.7 million available under the Bank Credit Facility. The weighted-average interest rate on short-term borrowings outstanding was 7.56% and 7.75% at December 31, 1999 and 1998, respectively.

      In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

      Maturities of long-term debt (excluding capital leases) for the five years subsequent to December 31, 1999 are $71,057,000, $191,000, $95,000, $94,000 and
$51,000, respectively.

      The Company leases a portion of its buildings and equipment under noncancelable capital and operating leases. Future minimum lease payments under the capital and operating leases, together with the present value of the net minimum lease payments, as of December 31, 1999 are as follows:

                                                   CAPITAL   OPERATING
   YEAR ENDING DECEMBER 31:                         LEASES    LEASES      TOTAL
  --------------------------                       -------   ---------   -------
                                                           (IN THOUSANDS)
2000 ............................................   $  569   $   3,187   $ 3,756
2001 ............................................      518       2,833     3,351
2002 ............................................      425       2,310     2,735
2003 ............................................      392       1,844     2,236
2004 ............................................      382       1,420     1,802
Thereafter ......................................    1,915       5,188     7,103
                                                    ------   ---------   -------
Total minimum lease payments ....................    4,201      16,782    20,983

Less amount representing interest ...............    1,594
                                                    ------
Present value of net minimum
   lease payments ...............................    2,607
Current maturities ..............................      304
                                                    ------
Long-term portion ...............................   $2,303
                                                    ======


      Total rental expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $3,435,000, $1,966,000, and $732,000, respectively, including amounts to related parties of $952,000, $916,000, and $624,000, respectively. Total minimum lease payments include payments due to stockholders of $3,784,000 for capital leases and $7,536,000 for operating leases.

5.    INCOME TAXES

      The Company files a consolidated federal income tax return which includes the operations of the Founding Companies for periods after the Initial Acquisitions and the operations of the Subsequent Acquisitions for periods after the Subsequent Acquisitions.

      Deferred income taxes reflect the activity of the accounting acquiror for all periods and the remaining Founding Companies are included for all periods subsequent to March 10, 1998, the date of the Initial Acquisitions. Also reflected in deferred income taxes on the December 31, 1999 financial statements are the deferred income taxes acquired through the Subsequent Acquisitions during the year ended December 31, 1998 which were unrelated to the Initial Acquisitions.

      If it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance to reduce the deferred tax assets reported is required based on the weight of evidence. After consideration of all the evidence, both positive and negative, no valuation allowance is necessary to reduce the deferred tax assets at December 31, 1999 as the Company believes it will realize the deferred tax assets principally through future earnings.

      Components of income tax expense are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                1999          1998         1997
                                              -------        ------       ------
                                                        (IN THOUSANDS)
Currently paid or payable:
     Federal ..........................       $ 1,549        $5,585       $1,578
     State ............................           863         1,076          380
                                              -------        ------       ------
                                                2,412         6,661        1,958
Deferred:
     Federal ..........................          (461)          126            4
     State ............................          (105)           28            1
                                              -------        ------       ------
                                                 (566)          154            5
                                              -------        ------       ------
                                              $ 1,846        $6,815       $1,963
                                              =======        ======       ======


      The net deferred tax assets (liabilities) consist of the following:

                                                               DECEMBER 31,
                                                        -----------------------
                                                          1999            1998
                                                        -------         -------
                                                             (IN THOUSANDS)
Deferred tax assets:
     Receivables allowance .....................        $   471         $   297
     Inventory allowance .......................          5,519           2,154
     Accrued expenses ..........................          1,776             997
     Uniform cost capitalization ...............          1,429             966
     Property and equipment ....................            416             672
     Other .....................................            152             140
                                                        -------         -------
                                                          9,763           5,226
                                                        -------         -------

Deferred tax liabilities, other ................            (96)           (338)
                                                        -------         -------
                                                        $ 9,667         $ 4,888
                                                        =======         =======

Net deferred taxes consist of the following:
  Current assets.............................           $ 9,251         $ 4,216
  Noncurrent assets..........................               416             672
                                                        -------         -------
                                                        $ 9,667         $ 4,888
                                                        =======         =======

      The Company's effective tax rate varied from the federal statutory tax rate as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1999       1998       1997
                                                  ------     ------     ------
Expected income tax rate ......................     34.0%      34.0%      34.0%
International export sales partially
   exempt from federal income taxes
   (FSC benefit) ..............................    (14.1)      (1.3)      (2.6)
State taxes, net of federal benefit ...........      4.0        9.5        7.2
Nondeductible compensation ....................     --          4.9       --
Nondeductible goodwill ........................     44.2        5.0       --
Other nondeductible expenses ..................      2.3        0.4        2.5
                                                  ------     ------     ------
Effective tax rate ............................     70.4%      52.5%      41.1%
                                                  ======     ======     ======

6.    COMMON STOCK

      On April 20, 1998, the Company's registration statement covering 3,350,000 additional shares of common stock for use in connection with future acquisitions was declared effective. During the year ended December 31, 1998, 1,134,010 shares of common stock were issued in connection with acquisitions (See Note 2).

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

7.    EARNINGS PER SHARE

      The year ended December 31, 1997 represents the results of operations of Alatec under its historical capital and income tax structure. Accordingly, the shares of common stock attributable to Alatec are presented to calculate earnings per share for that year. The computation of net income per share for the year ended December 31, 1998 is based on the weighted average shares of common stock of Alatec prior to the Offering and the weighted average shares of the Company's common stock outstanding subsequent to the Offering. The computation of net income per share for the year ended December 31, 1999 is based on the weighted average shares of common stock outstanding during the year ended December 31, 1999.

      Basic and diluted net income per share is computed based on the following information:

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                1999         1998          1997
                                              -------       -------       ------
BASIC:                                                  (IN THOUSANDS)

Net income ............................       $   776       $ 6,173       $2,814
                                              =======       =======       ======

Average common shares .................        16,670        13,788        2,969
                                              =======       =======       ======
DILUTED:
Net income ............................       $   776       $ 6,173       $2,814
                                              =======       =======       ======

Average common shares .................        16,670        13,788        2,969

Common share equivalents:
     Warrants .........................          --              13         --
     Options ..........................             1             3         --
                                              -------       -------       ------
      Total common share
        equivalents ...................             1            16         --
                                              -------       -------       ------
Average common shares and
  common share equivalents ............        16,671        13,804        2,969
                                              =======       =======       ======


8.    STOCK OPTION PLAN

      The Board of Directors has adopted, and the stockholders of the Company have approved, the Pentacon, Inc. 1998 Stock Plan (the "1998 Stock Plan"). The aggregate amount of common stock with respect to which options or other awards may be granted may not exceed 1,700,000 shares. As of December 31, 1999, the Company had granted options and other awards for a total of 1,217,344 shares under the 1998 Stock Plan.

      The 1998 Stock Plan is administered by the Compensation Committee, which is composed of non-employee directors (the "Committee"). Subject to the terms of the 1998 Stock Plan, the Committee generally determines to whom awards will be granted and the terms and conditions of these awards. Awards granted under the 1998 Stock Plan may be non-qualified stock options, or may qualify as incentive stock options ("ISOs"), restricted stock grants or other awards. In the case of ISOs, the aggregate fair market value (determined at the time the ISO is granted) of the common stock with respect to which ISOs are exercisable for the first time by any employee during any calendar year under all plans of the Company and any parent or subsidiary corporation shall not exceed $100,000. No employee or consultant may receive an option in any year to purchase more than 250,000 shares of common stock. The Committee determines the period over which options become exercisable, provided that all options become immediately exercisable upon death of the grantee or upon a change-in-control of the Company.

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

      The Company applies APB 25 in accounting for the Plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is required by FAS 123 as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 1999 and 1998, respectively: (i) risk-free interest rate of 6.34% and 6.50%, (ii) a dividend yield of 0.00%, (iii) volatility factors of the historical market price of the Company's common stock of 75.7% and 49.8% and (iv) a weighted average expected life of 10 years.

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

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1999             1998
                                                       ---------       ---------
                                                        (IN THOUSANDS, EXCEPT
                                                              SHARE DATA)
Net income
    As reported .................................      $     776       $   6,173
                                                       =========       =========
    Pro forma ...................................      $  (1,987)      $   4,082
                                                       =========       =========
Income per share
    As reported .................................      $    0.05       $    0.45
                                                       =========       =========
    Pro forma ...................................      $   (0.12)      $    0.30
                                                       =========       =========

      A summary of the status and activity of the Company's fixed stock option plans for officers and employees is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                         SHARES        PRICES
                                                       ----------    ----------
Stock options outstanding at December 31, 1997 .....         --      $     --
   Options granted .................................    1,120,180         10.24
   Options cancelled ...............................      (16,450)        10.00
                                                       ----------
Stock options outstanding at December 31, 1998 .....    1,103,730    $    10.24
   Options granted .................................      165,900          5.58
   Options cancelled ...............................      (56,405)         9.92
                                                       ----------
Stock options outstanding at December 31, 1999 .....    1,213,225    $     9.62
                                                       ==========

Common shares authorized under the 1998 Stock Plan..    1,700,000
   Outstanding options .............................   (1,213,225)
   Outstanding stock grants ........................       (4,119)
                                                       ----------
Options available for grant at December 31, 1999 ...      482,656
                                                       ==========

Shares exercisable at December 31, 1999 ............      295,669    $     9.56


      Exercise prices range from $2.25 - $12.438 per share of which 907,725 have an exercise price of $10.00. The weighted average remaining contractual life of options is 8.4 years.

9.    SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                           1999             1998           1997
                                          -------         -------         ------
                                                   (IN THOUSANDS)
Interest paid ...................         $14,971         $ 2,576         $1,006
Income taxes paid ...............         $ 4,865         $11,217         $  979


                                                       FOUNDING      SUBSEQUENT
                                                       COMPANIES    ACQUISITIONS
                                                       ---------    ------------
Details of 1998 acquisitions:

Fair value of assets ..............................    $ 139,392    $    152,708
Liabilities .......................................       62,354          63,692
                                                       ---------    ------------
Total consideration ...............................       77,038          89,016
Less stock consideration ..........................       53,760          11,496
Less cash acquired ................................        1,330             489
                                                       ---------    ------------
Net cash paid .....................................    $  21,948    $     77,031
                                                       =========    ============

10.   EMPLOYEE BENEFIT PLANS

      The Company has a number of defined contribution plans which cover substantially all of the Company's full-time employees. Under certain plans, the Company may make discretionary contributions, match various percentages of participants' contributions or both. The Company contributed $639,000, $575,000 and $109,000 in matching contributions to the plans for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, the Company made discretionary contributions to certain plans of $93,000, $117,000 and $300,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

11.   UNAUDITED QUARTERLY OPERATING RESULTS

                                               FIRST       SECOND     THIRD      FOURTH
                                              QUARTER     QUARTER    QUARTER    QUARTER
                                              --------    --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
      YEAR ENDED DECEMBER 31, 1999
        Revenue ...........................   $ 66,550    $ 71,197   $ 68,406   $ 66,745
        Gross profit ......................     21,902      22,636     21,572     20,315
        Operating income ..................      6,032       6,349      5,547      3,418
        Write-off of debt issuance costs ..      2,308        --         --         --
        Interest expense ..................      3,192       4,266      4,534      4,543
        Net income (loss)..................        259         900        428       (811)
        Basic earnings  (loss) per share ..       0.02        0.05       0.03      (0.05)
        Diluted earnings (loss) per share .       0.02        0.05       0.03      (0.05)

      YEAR ENDED DECEMBER 31, 1998
        Revenue ...........................   $ 19,856    $ 46,428   $ 60,292   $ 66,720
        Gross profit ......................      7,469      16,048     20,588     21,699
        Operating income ..................        171       4,727      6,989      6,271
        Interest expense ..................        312         369      1,472      3,102
        Net income (loss) .................        (91)      2,121      2,512      1,631
        Basic earnings (loss) per share ...      (0.02)       0.13       0.15       0.10
        Diluted earnings (loss) per share .      (0.02)       0.13       0.15       0.10

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

13.   RELATED PARTY TRANSACTIONS

      The Company purchased approximately $1,243,000, $1,805,000 and $1,486,000, in the years ended December 31, 1999, 1998 and 1997, respectively, from a supplier which is 50% owned by a shareholder. Other related party transactions are discussed in Note 4.

14.   INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

INDUSTRY SEGMENTS

      Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was effective for the company on January 1, 1999. The Company has two principal operating segments: the Aerospace Group and the Industrial Group. The Aerospace Group serves the aerospace and aeronautics industries and the Industrial Group serves a broad base of industrial manufacturers producing items such as diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment and refrigeration equipment.

      The performance of businesses is evaluated at the segment level and resources are allocated between the segments. The Pentacon executive responsible for each segment further allocates resources among the various operating units that compose the segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Pentacon, Inc. manages cash, debt and income taxes centrally. Accordingly, the Company evaluates performance of its segments and operating units based on the operating earnings exclusive of financing activities and income taxes. The segments are managed separately since each segment distributes to industries requiring different asset allocation characteristics. Intersegment sales and related receivables for each of the years presented were insignificant.

      Financial information by industry segment follows:

                                           REVENUES                        OPERATING INCOME                      TOTAL ASSETS
                                 ------------------------------   ---------------------------------    -----------------------------
                                     YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                 ------------------------------   ---------------------------------    -----------------------------
                                   1999      1998(1)    1997(2)     1999       1998(1)     1997(2)       1999       1998     1997(2)
                                 --------   --------   --------   --------    --------    ---------    --------   --------   -------
                                                                               (IN THOUSANDS)
Aerospace ....................   $130,981   $ 98,603   $ 56,798   $ 13,824    $ 13,129    $   6,049    $197,216   $194,717   $36,855
Industrial ...................    141,917     94,693       --       11,825       9,290         --        96,551     85,022      --
                                 --------   --------   --------   --------    --------    ---------    --------   --------   -------
                                 $272,898   $193,296   $ 56,798     25,649      22,419        6,049     293,767    279,739    36,855
                                 ========   ========   ========
Write-off of debt issuance
  costs.......................                                      (2,308)       --           --
Other income .................                                         119          85           38
General corporate ............                                      (3,797)     (3,860)        --        33,352     21,614      --
Goodwill amortization ........                                        (506)       (401)        --
Interest expense .............                                     (16,535)     (5,255)      (1,310)
                                                                  --------    --------    ---------
Income before  taxes .........                                    $  2,622    $ 12,988    $   4,777
                                                                  ========    ========    =========    --------   --------   -------
Consolidated assets ..........                                                                         $327,119   $301,353   $36,855
                                                                                                       ========   ========   =======

(1) Represents the financial information of Alatec prior to the Initial Acquisitions and the initial public offering and the consolidated results of Pentacon subsequent to the Initial Acquisitions and the initial public offering on March 10, 1998.

(2) Represents the financial information of Alatec prior to the Initial Acquisitions and the initial public offering.

      Capital expenditures by segment were as follows:

YEAR ENDED DECEMBER 31,    AEROSPACE   INDUSTRIAL     CORPORATE    TOTAL
-----------------------    ---------   ----------     ---------   -------
                                       (IN THOUSANDS)
          1999             $   3,776   $   2,174      $      88   $ 6,038
          1998                 2,136       1,424            247     3,807
          1997                   223        --             --         223

GEOGRAPHIC INFORMATION

      The Company recorded export sales of $39,274,000, $26,320,000, and $12,164,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The Company has export sales through its foreign sales corporation to Europe, Canada, the Far East, Mexico, Australia and South America, of which no country or region is individually significant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Incorporated by reference to the Pentacon, Inc. Proxy Statement for the Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated by reference to the Pentacon, Inc. Proxy Statement for the Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference to the Pentacon, Inc. Proxy Statement for the Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Incorporated by reference to the Pentacon, Inc. Proxy Statement for the Annual Meeting of Stockholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)      FINANCIAL STATEMENTS

      Report of Independent Auditors

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the Years Ended December 31,
       1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended December 31,
       1999, 1998 and 1997

      Consolidated Statements of Changes in Stockholders Equity for the Years
       Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

(A)(2)      FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules are not included in this Form 10-K Annual Report because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A)(3)      EXHIBITS

      3.1 Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Registration Statement No. 333-41383).

      3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 of Registration Statement No. 333-41383).

      4.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Amendment No. 5 of the Company's Form S-1 (No. 333-41383)).

      4.2   Pentacon, Inc. 1998 Stock Plan (incorporated by reference to Exhibit
            10.10 of Amendment No. 1 of the Company's Form S-1 (No. 333-41383)).

      4.3   Pentacon, Inc. 401(k) Plan (incorporated herein by reference to
            Exhibit 99.1 of the Company's Form S-8 (No. 333-86703)).

      4.4 Indenture Dated as of March 30, 1999 (incorporated herein by reference to Exhibit 4.1 of Registration Statement No. 333-77081).

      10.1 Employment Agreement with Mark Baldwin (incorporated herein by reference to Exhibit 10.6 of Registration Statement No. 333-41383).

      10.2 Employment Agreement with Bruce Taten (incorporated herein by reference to Exhibit 10.7 of Registration Statement No. 333-41383).

      10.3 Employment Agreement with Brian Fontana (incorporated herein by reference to Exhibit 10.8 of Registration Statement No. 333-41383).

      10.4 Form of Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 of Registration Statement No. 333-41383).

      10.5 Second Amended and Restated Loan and Security Agreement (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 filed on November 15, 1999).

      21.1* Subsidiaries of the Registrant

      23.1* Consent of Ernst & Young LLP

      27.1* Financial Data Schedule

      *Filed herewith.

(B)   REPORTS ON FORM 8-K

      None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENTACON, INC.

Dated:      March 29, 2000                By:    /S/ MARK E. BALDWIN
                                              Chairman of the Board
                                              & Chief Executive Officer

      The undersigned directors and officers of Pentacon, Inc. hereby constitute and appoint Brian Fontana and Bruce M. Taten, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place, and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            NAME                                CAPACITY               DATE

     /s/ MARK E. BALDWIN         Chairman of the Board and        March 29, 2000
----------------------------     Chief Executive Officer

    /s/ ROBERT M. CHISTE         Director                         March 29, 2000
----------------------------

     /s/ JACK L. FATICA          Director                         March 29, 2000
----------------------------

      /s/ BRIAN FONTANA          Vice President and Chief         March 29, 2000
----------------------------     Financial Officer (Principal
                                 Financial and Accounting
                                 Officer)

    /s/ CARY M. GROSSMAN         Director                         March 29, 2000
----------------------------

     /s/ DONALD B. LIST          Director                         March 29, 2000
----------------------------

     /s/ MARY E. McCLURE         Director                         March 29, 2000
----------------------------

 /s/ BENJAMIN E. SPENCE, JR.     Director                         March 29, 2000
----------------------------

     /s/ NISHAN TESHOIAN         Director                         March 29, 2000
----------------------------

    /s/ CLAYTON K. TRIER         Director                         March 29, 2000
----------------------------