Form 10-Q
period 2000-03-31
PENTACON INC
filed 2000-05-12
CIK 1050504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 2000

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ______________

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



     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (713) 860-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of common stock of the Registrant, par value $.01 per share, outstanding at April 28, 2000 was 16,741,268.

                                PENTACON, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                    INDEX

Part I - Financial Information

      Item 1 - Financial Statements

            Consolidated Balance Sheets as of March 31, 2000
                         and December 31, 1999.................................3

            Consolidated Statements of Operations for the Three Months
                         ended March 31, 2000 and 1999.........................4

            Consolidated Statements of Cash Flows for the Three Months
                         ended March 31, 2000 and 1999.........................5

            Notes to Consolidated Financial Statements.........................6

      Item 2 - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.............................8

Part II - Other Information

      Item 6 - Exhibits and Reports on Form 8-K...............................11

      Signature...............................................................11

                                PENTACON, INC.
                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                PENTACON, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31, 2000   DECEMBER 31, 1999
                                                    --------------   -----------------
                                                      (Unaudited)
                                                    (in thousands, except share data)
                  ASSETS
Cash and cash equivalents .......................   $          128   $             219
Accounts receivable, net ........................           43,930              40,288
Inventories, net ................................          125,853             127,397
Deferred income taxes ...........................            9,251               9,251
Other current assets ............................              794                 372
                                                    --------------   -----------------
                    Total current assets ........          179,956             177,527
                                                    --------------   -----------------
Property and equipment, net of accumulated
  depreciation ..................................           12,495              11,258
Goodwill, net of accumulated amortization .......          131,974             132,838
Deferred income taxes ...........................              416                 416
Other assets ....................................            5,015               5,080
                                                    --------------   -----------------
                    Total assets ................   $      329,856   $         327,119
                                                    ==============   =================
   LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $       24,789   $          24,272
Accrued expenses ................................           10,342              10,209
Accrued interest ................................            6,593               3,202
Income taxes payable ............................              869                 334
Current maturities of long-term debt ............           69,151              71,361
                                                    --------------   -----------------
                    Total current liabilities ...          111,744             109,378

Long-term debt, net of current maturities .......           99,972             100,062
                                                    --------------   -----------------
                    Total liabilities ...........          211,716             209,440
                                                    --------------   -----------------
Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000
  shares authorized, no shares issued and
  outstanding ...................................             --                  --
Common stock, $.01 par value, 51,000,000
  shares authorized, 16,740,826 and 16,681,261
  shares issued and outstanding in 2000 and 1999,
  respectively ..................................              167                 167
Additional paid in capital ......................          100,850             100,794
Retained earnings ...............................           17,123              16,718
                                                    --------------   -----------------
                  Total stockholders' equity ....          118,140             117,679
                                                    --------------   -----------------
                  Total liabilities and
                    stockholders' equity ........   $      329,856   $         327,119
                                                    ==============   =================

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                      -------------------------
                                                               March 31,
                                                      -------------------------
                                                        2000             1999
                                                      --------         --------
                                                        (in thousands, except
                                                             share data)
Revenues .....................................        $ 74,365         $ 66,550
Cost of sales ................................          51,637           44,648
                                                      --------         --------
          Gross profit .......................          22,728           21,902

Operating expenses ...........................          16,173           15,012
Goodwill amortization ........................             864              858
                                                      --------         --------
          Operating income ...................           5,691            6,032

Write-off of debt issuance costs .............            --              2,308
Other (income) expense, net ..................             (23)             (18)
Interest expense .............................           4,820            3,192
                                                      --------         --------

          Income  before taxes ...............             894              550
Income taxes .................................             489              291
                                                      --------         --------

          Net income .........................        $    405         $    259
                                                      ========         ========
Net income per share:
          Basic ..............................        $   0.02         $   0.02
          Diluted ............................        $   0.02         $   0.02

The accompanying notes are an integral part of these statements.

                                PENTACON, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                           Three Months Ended
                                                          ---------------------
                                                                 March 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
                                                              (in thousands)
Cash Flows From Operating Activities:
         Net income ..................................    $    405     $    259
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
         Depreciation and amortization ...............       1,583        1,406
         Amortization of discount on notes due 2009 ..          38            4
         Deferred income taxes .......................        --            131
         Write-off of debt issuance costs ............        --          2,308
         Changes in operating assets and liabilities:
                 Accounts receivable .................      (3,642)      (3,532)
                 Inventories .........................       1,543       (3,444)
                 Other current assets ................        (422)          86
                 Accounts payable and accrued expenses       4,047       (3,214)
                 Income taxes payable ................         535          120
                 Other assets and liabilities, net ...          47         (991)
                                                          --------     --------
              Net cash provided by (used in)
                operating activities .................       4,134       (6,867)

Cash Flows From Investing Activities:
         Capital expenditures ........................      (1,878)      (1,673)
         Other .......................................           9         --
                                                          --------     --------
               Net cash used in investing
                 activities ..........................      (1,869)      (1,673)

Cash Flows From Financing Activities:
         Repayments of term debt .....................        (118)        (112)
         Net borrowings (repayments) under
           credit facility ...........................      (2,238)      11,713
         Debt issuance costs .........................        --         (3,037)
                                                          --------     --------
              Net cash provided by (used in)
                financing activities .................      (2,356)       8,564

(Decrease) Increase in cash and cash equivalents .....         (91)          24

Cash and cash equivalents, beginning of period .......         219          744
                                                          --------     --------
Cash and cash equivalents, end of period .............    $    128     $    768
                                                          ========     ========

The accompanying notes are an integral part of these statements.

                                PENTACON, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements of Pentacon, Inc. (the "Company") included herein have been prepared without audit pursuant to the Rules and Regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature. There has been no change in the accounting policies of the Company during the periods presented. The statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

2.    CREDIT FACILITY AND LONG-TERM DEBT

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At March 31, 2000, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. At March 31, 2000, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At March 31, 2000, the Company had approximately $28.9 million available under the Bank Credit Facility.

      In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

3.    EARNINGS PER SHARE

      Basic and diluted net income per share is computed based on the following information:

                                                             Three Months Ended
                                                            --------------------
                                                                  March 31,
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
BASIC:                                                         (in thousands)

Net income .............................................    $    405    $    259
                                                            ========    ========

Average common shares ..................................      16,697      16,668
                                                            ========    ========
DILUTED:

Net income .............................................    $    405    $    259
                                                            ========    ========

Average common shares ..................................      16,697      16,668

Common share equivalents:
    Warrants ...........................................        --          --
    Options ............................................           9        --
                                                            --------    --------
        Total common share equivalents .................        --          --
                                                            --------    --------
Average common shares and
     common share equivalents ..........................      16,706      16,668
                                                            ========    ========


4.    INCOME TAXES

      The provision for income taxes included in the Consolidated Statement of Operations assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. Interim period income tax provisions are based upon estimates of annual effective tax rates and events may occur which will cause such rates to vary.

5.    COMMITMENTS AND CONTINGENCIES

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

6.    SEGMENT INFORMATION

      The Company has two principal operating segments: the Industrial Group and the Aerospace Group. The Industrial Group serves a broad base of industrial manufacturers producing items such as diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment and refrigeration equipment and the Aerospace group serves the aerospace and aeronautics industries. Financial information by industry segment follows:

                                               Revenues         Operating Income
                                         -------------------   --------------------
                                          Three Months Ended   Three Months Ended
                                               March 31,             March 31,
                                         -------------------   --------------------
                                           2000       1999       2000        1999
                                         --------   --------   --------    --------
                                                        (in thousands)
Industrial ...........................   $ 43,168   $ 31,445   $  4,089    $  3,117
Aerospace ............................     31,197     35,105      2,699       4,064
                                         --------   --------   --------    --------
                                         $ 74,365   $ 66,550      6,788       7,181
                                         ========   ========
Reconciliation to income before taxes:
Write-off of debt issuance costs .....                             --        (2,308)
Other income (expense), net ..........                               23          18
General corporate expense ............                             (968)     (1,023)
Goodwill amortization ................                             (129)       (126)
Interest expense .....................                           (4,820)     (3,192)
                                                               --------    --------
Income before taxes ..................                         $    894    $    550
                                                               ========    ========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion should be read in conjunction with the financial statements of the Company and related notes thereto and management's discussion and analysis of financial condition and results of operations related thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to: (1) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (2) changes in economic and industry conditions; (3) changes in regulatory requirements; (4) changes in interest rates; (5) levels of borrowings under the Company's Bank Credit Facility; (6) accumulation of excess inventories by certain customers in the aerospace industry; and (7) volume or price adjustments with respect to sales to major customers.

RESULTS OF OPERATIONS

      Quarterly results may be materially affected by the timing and magnitude of assimilation costs, acquisitions, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month period or for a full year.

THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

      The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                                   Three Month Period Ended
                                                             March 31,
                                             --------------------------------------
                                                     2000               1999
                                             -----------------    -----------------
                                                     (dollars in thousands)
Revenues .................................   $74,365     100.0%   $66,550     100.0%
Cost of  sales ...........................    51,637      69.4     44,648      67.1
                                             -------   -------    -------   -------
                   Gross profit ..........    22,728      30.6     21,902      32.9

Operating expenses .......................    16,173      21.7     15,012      22.5
Goodwill amortization ....................       864       1.2        858       1.3
                                             -------   -------    -------   -------
                   Operating income ......   $ 5,691       7.7%   $ 6,032       9.1%
                                             =======   =======    =======   =======

REVENUES

      Revenues increased $7.8 million, or 11.7%, to $74.4 million for the three months ended March 31, 2000 from $66.6 million for the three months ended March 31, 1999. The increase in revenues was attributable primarily to revenue growth of 37.3% in the industrial group partially offset by an 11.1% decline in the aerospace group. The industrial group's revenue growth resulted from the implementation of new business with a major industrial customer and increased revenues in all service centers. The revenue decline in the aerospace group results from weakness in the aerospace market.

COST OF SALES

      Cost of sales increased $7.0 million, or 15.7%, to $51.6 million for the three months ended March 31, 2000 from $44.6 million for the three months ended March 31, 1999. As a percentage of revenues, cost of sales increased from 67.1% for the three months ended March 31, 1999, to 69.4% for the three months ended March 31, 2000. The corresponding reduction in gross profit margin is due to additional new business at lower margins with an existing customer in the industrial group and the change in sales mix between the industrial and aerospace groups. The aerospace group's gross margins as a percentage of revenues were consistent in each period.

OPERATING EXPENSES

      Operating expenses increased $1.2 million, or 8.0%, to $16.2 million for the three months ended March 31, 2000 from $15.0 million for the three months ended March 31, 1999. As a percentage of revenues, operating expenses decreased from 22.5% for the three months ended March 31, 1999, to 21.7% for the three months ended March 31, 2000. The percentage decrease was attributable to cost reduction initiatives taken in the fourth quarter of 1999 in the industrial group. This decrease was partially offset by a percentage increase in the aerospace group as operating expenses were not reduced commensurate with the decline in revenues as a result of the activity associated with the consolidation of warehouses and information systems which was not completed until the end of the first quarter of 2000.

OPERATING INCOME

      Due to the factors discussed above, operating income decreased $0.3 million to $5.7 million for the three months ended March 31, 2000 from $6.0 million for the three months ended March 31, 1999. As a percentage of revenues, operating income decreased to 7.7% for the three months ended March 31, 2000 from 9.1% for the three months ended March 31, 1999.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the three months ended March 31, 2000, totaled $4.8 million compared to $3.2 million for the three months ended March 31, 1999. The increase in interest expense primarily resulted from higher debt levels and, to a lesser extent, the higher rate of interest on the Senior Subordinated Notes issued in March 1999.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three months ended March 31, 2000 was $0.5 million (an effective rate of 54.7%) compared with $0.3 million (an effective rate of 52.9%) for the three months ended March 31, 1999. The effective income tax rate exceeds the statutory rate primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

      The Company provided $4.1 million of net cash in operating activities during the three months ended March 31, 2000; this cash was used for debt reduction and capital expenditures. Net cash used in investing activities was $1.9 million for capital expenditures. Net cash used by financing activities was $2.4 million for the three months ended March 31, 2000 and primarily consisted of repayments of debt. At March 31, 2000, the Company had cash of $0.1 million, working capital of $68.2 million and long-term debt of $100.0 million.

      In March 1999, the Company sold $100 million of Senior Subordinated Notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's Bank Credit Facility. The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At March 31, 2000, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. At March 31, 2000, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At March 31, 2000, the Company had approximately $28.9 million available under the Bank Credit Facility.

      In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

      The Company's aerospace group migrated to a common information system during 1999. The Company's industrial group has selected the J. D. Edwards' One World Enterprise Application Solution as its common information system. The total expenditures for this information system are expected to be approximately $5.5 million during the years 2000 and 2001, the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. The total expenditures for this system were $1.5 million during the three months ended March 31, 2000, the majority of which has been capitalized as computer hardware and software. Funding for these expenditures came from operating cash flows.

SEASONALITY AND INFLATION

      The Company experiences seasonal declines in the fourth calendar quarter due to declines in its customers' activities in that quarter. The Company's volume of business may be adversely affected by a decline in projects as a result of regional or national downturns in economic conditions. Quarterly results may also be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Inflation has not had a material impact on the Company's results of operations.

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27      Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     None.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PENTACON, INC.



Dated: May 12, 2000                 By:   /S/ BRIAN FONTANA
                                          BRIAN FONTANA
                                          Senior Vice President
                                          & Chief Financial Officer