Form 10-Q
period 2000-06-30
PENTACON INC
filed 2000-08-11
CIK 1050504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                        COMMISSION FILE NUMBER: 001-13931

                                 PENTACON, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                76-0531585
      -------------------------------                 -------------------
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                        10375 RICHMOND AVENUE, SUITE 700
                              HOUSTON, TEXAS 77042
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (713) 860-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock of the Registrant, par value $.01 per share, outstanding at July 31, 2000 was 16,759,611.

                                 PENTACON, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                      INDEX

Part I - Financial Information

      Item 1 - Financial Statements

            Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999...........................................3

            Consolidated Statements of Operations for the Three
              Months and Six Months ended June 30, 2000 and 1999..............4

            Consolidated Statements of Cash Flows for the Six Months
              ended June 30, 2000 and 1999....................................5

            Notes to Consolidated Financial Statements........................6

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................8

Part II - Other Information

      Item 6 - Exhibits and Reports on Form 8-K..............................13

      Signature..............................................................13

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 JUNE 30, 2000    DECEMBER 31, 1999
                                                                                                ---------------    ---------------
                                                                                                  (UNAUDITED)
                                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                         ASSETS
Cash and cash equivalents ..................................................................    $            99    $           219
Accounts receivable, net ...................................................................             42,930             40,288
Inventories, net ...........................................................................            121,207            127,397
Deferred income taxes ......................................................................              9,090              9,251
Other current assets .......................................................................                742                372
                                                                                                ---------------    ---------------

                    Total current assets ...................................................            174,068            177,527
                                                                                                ---------------    ---------------

Property and equipment, net of accumulated depreciation ....................................             13,237             11,258
Goodwill, net of accumulated amortization ..................................................            131,110            132,838
Deferred income taxes ......................................................................                416                416
Other assets ...............................................................................              4,819              5,080
                                                                                                ---------------    ---------------

                    Total assets ...........................................................    $       323,650    $       327,119
                                                                                                ===============    ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...........................................................................    $        28,631    $        24,272
Accrued expenses ...........................................................................              8,500             10,209
Accrued interest ...........................................................................              3,259              3,202
Income taxes payable .......................................................................              1,228                334
Current maturities of long-term debt .......................................................             63,427             71,361
                                                                                                ---------------    ---------------

                    Total current liabilities ..............................................            105,045            109,378

Long-term debt, net of current maturities ..................................................             99,887            100,062
                                                                                                ---------------    ---------------

                    Total liabilities ......................................................            204,932            209,440
                                                                                                ---------------    ---------------
Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding .............................................               --                 --
Common stock, $.01 par value, 51,000,000 shares
  authorized, 16,759,611 and 16,668,129 shares issued and
  outstanding in 2000 and 1999, respectively ...............................................                168                167
Additional paid in capital .................................................................            100,986            100,794
Retained earnings ..........................................................................             17,564             16,718
                                                                                                ---------------    ---------------

                  Total stockholders' equity ...............................................            118,718            117,679
                                                                                                ---------------    ---------------

                  Total liabilities and stockholders' equity ...............................    $       323,650    $       327,119
                                                                                                ===============    ===============

        The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           ----------------------------------    ----------------------------------
                                                                        JUNE 30,                              JUNE 30,
                                                           ----------------------------------    ----------------------------------
                                                                 2000              1999                2000               1999
                                                           ---------------    ---------------    ---------------    ---------------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues ...............................................   $        73,891    $        71,197    $       148,256    $       137,747
Cost of sales ..........................................            51,376             48,561            103,013             93,209
                                                           ---------------    ---------------    ---------------    ---------------
          Gross profit .................................            22,515             22,636             45,243             44,538

Operating expenses .....................................            15,780             15,422             31,953             30,434
Goodwill amortization ..................................               864                865              1,728              1,723
                                                           ---------------    ---------------    ---------------    ---------------

          Operating income .............................             5,871              6,349             11,562             12,381

Write-off of debt issuance costs .......................              --                 --                 --                2,308
Other (income) expense, net ............................               (34)               (32)               (57)               (50)
Interest expense .......................................             4,746              4,266              9,566              7,458
                                                           ---------------    ---------------    ---------------    ---------------

          Income  before taxes .........................             1,159              2,115              2,053              2,665
Income taxes ...........................................               719              1,215              1,208              1,506
                                                           ---------------    ---------------    ---------------    ---------------

          Net income ...................................   $           440    $           900    $           845    $         1,159
                                                           ===============    ===============    ===============    ===============

Net income per share:

          Basic ........................................   $          0.03    $          0.05    $          0.05    $          0.07
          Diluted ......................................   $          0.03    $          0.05    $          0.05    $          0.07

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          SIX MONTHS ENDED
                                                                                                 ----------------------------------
                                                                                                              JUNE 30,
                                                                                                 ----------------------------------
                                                                                                       2000              1999
                                                                                                 ---------------    ---------------
                                                                                                           (IN THOUSANDS)
Cash Flows From Operating Activities:
         Net income ..........................................................................   $           845    $         1,159
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
         Depreciation and amortization .......................................................             3,178              2,836
         Amortization of discount on notes due 2009 ..........................................                78                 27
         Deferred income taxes ...............................................................               161                 43
         Write-off of debt issuance costs ....................................................              --                2,308
         Changes in operating assets and liabilities:
                      Accounts receivable ....................................................            (2,642)            (8,395)
                      Inventories ............................................................             6,190             (6,720)
                      Other current assets ...................................................              (370)                64
                      Accounts payable and accrued expenses ..................................             2,782             (1,216)
                      Income taxes payable ...................................................               894             (2,001)
                      Other assets and liabilities, net ......................................               251               (908)
                                                                                                 ---------------    ---------------
              Net cash provided by (used in) operating activities ............................            11,367            (12,803)

Cash Flows From Investing Activities:
         Capital expenditures ................................................................            (3,254)            (2,826)
         Other ...............................................................................                11               --
                                                                                                 ---------------    ---------------
               Net cash used in investing activities .........................................            (3,243)            (2,826)

Cash Flows From Financing Activities:
         Repayments of term debt .............................................................              (286)              (200)
         Net borrowings (repayments) under credit facility ...................................            (7,958)            19,113
         Debt issuance costs .................................................................              --               (3,627)
                                                                                                 ---------------    ---------------
              Net cash provided by (used in) financing activities ............................            (8,244)            15,286
                                                                                                 ---------------    ---------------

(Decrease)Increase in cash and cash equivalents ..............................................              (120)              (343)

Cash and cash equivalents, beginning of period ...............................................               219                744
                                                                                                 ---------------    ---------------

Cash and cash equivalents, end of period .....................................................   $            99    $           401
                                                                                                 ===============    ===============

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

2. CREDIT FACILITY AND LONG-TERM DEBT

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At June 30, 2000, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. At June 30, 2000, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At June 30, 2000, the Company had approximately $32.1 million available under the Bank Credit Facility.

      In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

3. EARNINGS PER SHARE

      Basic and diluted net income per share is computed based on the following information:

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                          -----------------   -----------------
                                              JUNE 30,             JUNE 30,
                                          -----------------   -----------------
                                           2000      1999      2000      1999
                                          -------   -------   -------   -------
BASIC:                                                (IN THOUSANDS)

Net income .............................  $   440   $   900   $   845   $ 1,159
                                          =======   =======   =======   =======

Average common shares ..................   16,754    16,668    16,725    16,668
                                          =======   =======   =======   =======


DILUTED:

Net income .............................  $   440   $   900   $   845   $ 1,159
                                          =======   =======   =======   =======

Average common shares ..................   16,754    16,668    16,725    16,668

Common share equivalents:

    Warrants ...........................     --        --        --        --
    Options.............................     --           1         5      --
                                          -------   -------   -------   -------

        Total common share equivalents.      --           1         5      --
                                          -------   -------   -------   -------

Average common shares and
     common share equivalents ..........   16,754    16,669    16,730    16,668
                                          =======   =======   =======   =======

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

6. SEGMENT INFORMATION

      The Company has two principal operating segments: the Industrial Group and the Aerospace Group. The Industrial Group serves a broad base of industrial manufacturers producing items such as diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment and refrigeration equipment, and the Aerospace Group serves the aerospace and aeronautics industries. Financial information by industry segment follows:

                                                             REVENUES
                                         ------------------------------------------------
                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                         ---------    ---------    ---------    ---------
                                           2000         1999         2000         1999
                                         ---------    ---------    ---------    ---------
                                                          (IN THOUSANDS)
Industrial ...........................   $  41,915    $  34,644    $  85,083    $  66,089
Aerospace ............................      31,976       36,553       63,173       71,658
                                         ---------    ---------    ---------    ---------

                                         $  73,891    $  71,197    $ 148,256    $ 137,747
                                         =========    =========    =========    =========

                                                         OPERATING INCOME
                                         ------------------------------------------------
                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30, (1)
                                         ---------    ---------    ---------    ---------
                                           2000         1999         2000         1999
                                         ---------    ---------    ---------    ---------
                                                          (IN THOUSANDS)
Industrial ...........................   $   4,509    $   3,202    $   8,889    $   6,614
Aerospace ............................       3,230        4,988        6,373        9,489
                                         ---------    ---------    ---------    ---------
                                             7,739        8,190       15,262       16,103

Reconciliation to income before taxes:

Write-off of debt issuance costs .....        --           --           --         (2,308)
Other income (expense), net ..........          34           32           57           50
General corporate expense ............      (1,004)        (976)      (1,972)      (1,999)
Goodwill amortization ................        (864)        (865)      (1,728)      (1,723)
Interest expense .....................      (4,746)      (4,266)      (9,566)      (7,458)
                                         ---------    ---------    ---------    ---------

Income before taxes ..................   $   1,159    $   2,115    $   2,053    $   2,665
                                         =========    =========    =========    =========

(1) Goodwill amortization has been excluded from segment operating income. In the first quarter, goodwill amortization was included in segment operating income.

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

RESULTS OF OPERATIONS

      Quarterly results may be materially affected by the timing and magnitude of assimilation costs, acquisitions, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three or six-month period or for a full year.

THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

      The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                              THREE MONTH PERIOD ENDED
                                                      JUNE 30,
                                     ------------------------------------------
                                            2000                    1999
                                     -------------------    -------------------
                                               (DOLLARS IN THOUSANDS)

Revenues .........................   $ 73,891      100.0%   $ 71,197      100.0%
Cost of sales ....................     51,376       69.5      48,561       68.2
                                     --------   --------    --------   --------
        Gross profit .............     22,515       30.5      22,636       31.8

Operating expenses ...............     15,780       21.4      15,422       21.7
Goodwill amortization ............        864        1.2         865        1.2
                                     --------   --------    --------   --------
        Operating income .........   $  5,871        7.9%   $  6,349        8.9%
                                     ========   ========    ========   ========

REVENUES

      Revenues increased $2.7 million, or 3.8%, to $73.9 million for the three months ended June 30, 2000 from $71.2 million for the three months ended June 30, 1999. The increase in revenues was attributable to revenue growth of 21.0% in the Industrial Group partially offset by a 12.5% decline in Aerospace Group revenue. The Industrial Group's revenue growth resulted from the implementation of new business with a major industrial customer and increased demand in the majority of the Company's industrial markets. The revenue decline in the Aerospace Group resulted from weakness in the aerospace market, particularly in the commercial airframe portion of the market.

COST OF SALES

      Cost of sales increased $2.8 million, or 5.8%, to $51.4 million for the three months ended June 30, 2000 from $48.6 million for the three months ended June 30, 1999. As a percentage of revenues, cost of sales increased from 68.2% for the three months ended June 30, 1999, to 69.5% for the three months ended June 30, 2000. The corresponding reduction in gross profit margin is due to the change in sales mix between the Industrial and Aerospace Groups and lower margins on certain existing customers in the Industrial Group. The Aerospace Group's gross margins as a percentage of revenues decreased due to lower gross margins on certain international sales.

OPERATING EXPENSES

      Operating expenses increased $0.4 million, or 2.6%, to $15.8 million for the three months ended June 30, 2000 from $15.4 million for the three months ended June 30, 1999. As a percentage of revenues, operating expenses decreased from 21.7% for the three months ended June 30, 1999, to 21.4% for the three months ended June 30, 2000. The percentage decrease in the Industrial Group resulted from the cost reduction initiatives taken in the fourth quarter of 1999 and the non-recurring implementation costs on new business with a major customer in the prior year. This decrease was partially offset by a percentage increase in the Aerospace Group as operating expenses were not reduced commensurate with the decline in revenues. In addition, incremental operating expenses were incurred by the Aerospace Group in the second quarter of 2000 to establish operations in the U.K. and Canada in support of new business.

OPERATING INCOME

      Due to the factors discussed above, operating income decreased $0.4 million to $5.9 million for the three months ended June 30, 2000 from $6.3 million for the three months ended June 30, 1999. As a percentage of revenues, operating income decreased to 7.9% for the three months ended June 30, 2000 from 8.9% for the three months ended June 30, 1999.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the three months ended June 30, 2000, totaled $4.7 million compared to $4.3 million for the three months ended June 30, 1999. The increase in interest expense primarily resulted from higher debt levels and, to a lesser extent, higher interest rates.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three months ended June 30, 2000 was $0.7 million (an effective rate of 62.0%) compared with $1.2 million (an effective rate of 57.4%) for the three months ended June 30, 1999. The effective income tax rate exceeds the statutory rate primarily due to nondeductible goodwill amortization.

SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

      The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                              SIX MONTH PERIOD ENDED
                                                     JUNE 30,
                                    ------------------------------------------
                                            2000                   1999
                                    -------------------    -------------------
                                              (DOLLARS IN THOUSANDS)

Revenues ........................   $148,256      100.0%   $137,747      100.0%
Cost of sales ...................    103,013       69.5      93,209       67.7
                                    --------   --------    --------   --------
        Gross profit ............     45,243       30.5      44,538       32.3

Operating expenses ..............     31,953       21.5      30,434       22.0
Goodwill amortization ...........      1,728        1.2       1,723        1.3
                                    --------   --------    --------   --------
        Operating income ........   $ 11,562        7.8%   $ 12,381        9.0%
                                    ========   ========    ========   ========

REVENUES

      Revenues increased $10.6 million, or 7.7%, to $148.3 million for the six months ended June 30, 2000 from $137.7 million for the six months ended June 30, 1999. The increase in revenues was attributable to revenue growth of 28.7% in the Industrial Group partially offset by an 11.9% decline in Aerospace Group revenue. The Industrial Group's revenue growth resulted from the implementation of new business with a major industrial customer and increased demand in all of the company's industrial markets. The revenue decline in the Aerospace Group resulted from weakness in the aerospace market, particularly in the commercial airframe portion of the market.

COST OF SALES

      Cost of sales increased $9.8 million, or 10.5%, to $103.0 million for the six months ended June 30, 2000 from $93.2 million for the six months ended June 30, 1999. As a percentage of revenues, cost of sales increased from 67.7% for the six months ended June 30, 1999, to 69.5% for the six months ended June 30, 2000. The corresponding reduction in gross profit margin is due to the change in sales mix between the Industrial and Aerospace Groups and additional new business at lower margins with an existing customer in the Industrial Group. The Aerospace Group's gross margins as a percentage of revenues were consistent in each period.

OPERATING EXPENSES

      Operating expenses increased $1.6 million, or 5.3%, to $32.0 million for the six months ended June 30, 2000 from $30.4 million for the six months ended June 30, 1999. As a percentage of revenues, operating expenses decreased from 22.0% for the six months ended June 30, 1999, to 21.5% for the six months ended June 30, 2000. The percentage decrease in the Industrial Group was attributable to cost reduction initiatives taken in the fourth quarter of 1999 and non-recurring implementation costs on new business with a major customer in the prior year. This decrease was partially offset by a percentage increase in the Aerospace Group as operating expenses were not reduced commensurate with the decline in revenues in connection with the activity associated with the consolidation of warehouses and information systems. In addition, incremental operating expenses were incurred by the Aerospace Group in the second quarter of 2000 to establish operations in the U.K. and Canada in support of new business.

OPERATING INCOME

      Due to the factors discussed above, operating income decreased $0.8 million to $11.6 million for the six months ended June 30, 2000 from $12.4 million for the six months ended June 30, 1999. As a percentage of revenues, operating income decreased to 7.8% for the six months ended June 30, 2000 from 9.0% for the six months ended June 30, 1999.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the six months ended June 30, 2000, totaled $9.6 million compared to $7.5 million for the six months ended June 30, 1999. The increase in interest expense primarily resulted from higher debt levels and, to a lesser extent, the higher rate of interest on the Senior Subordinated Notes issued in March 1999 and higher interest rates.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the six months ended June 30, 2000 was $1.2 million (an effective rate of 58.8%) compared with $1.5 million (an effective rate of 56.5%) for the six months ended June 30, 1999. The effective income tax rate exceeds the statutory rate primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

      The Company provided $11.4 million of net cash from operating activities during the six months ended June 30, 2000; this cash was used for debt reduction and capital expenditures. Net cash used in investing activities was $3.2 million for capital expenditures. Net cash used in financing activities was $8.2 million for the six months ended June 30, 2000 and consisted of repayments of debt. At June 30, 2000, the Company had cash of $0.1 million, working capital of $69.0 million and long-term debt of $99.9 million.

      In March 1999, the Company sold $100 million of Senior Subordinated Notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's Bank Credit Facility. The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At June 30, 2000, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and minimum fixed charge ratio. At June 30, 2000, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At June 30, 2000, the Company had approximately $32.1 million available under the Bank Credit Facility.

      The Company's Industrial Group has selected the J. D. Edwards' One World Enterprise Application Solution as its common information system. The total expenditures for this information system are expected to be approximately $5.5 million during the years 2000 and 2001, the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. The total expenditures for this system were $3.0 million as of June 30, 2000, the majority of which has been capitalized as computer hardware and software. Funding for these expenditures came from operating cash flows.

SEASONALITY AND INFLATION

      The Company experiences seasonal declines in the third and fourth quarters due to declines in its customers' activities in those quarters. The Company's volume of business may be adversely affected by a decline in projects as a result of regional or national downturns in economic conditions. Quarterly results may also be materially affected by the timing of acquisitions and the timing and magnitude of acquisition assimilation costs. Inflation has not had a material impact on the Company's results of operations.

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

                                  PENTACON, INC.

Dated: August 11, 2000            By: /s/ JAMES C. JACKSON
                                      ------------------------------------------
                                      JAMES C. JACKSON
                                      Vice President & Controller
                                      (Principal Financial & Accounting Officer)