Form 10-Q
period 2000-09-30
PENTACON INC
filed 2000-11-14
CIK 1050504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

Number of shares of common stock of the Registrant, par value $.01 per share, outstanding at October 31, 2000 was 16,763,885.

                                 PENTACON, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX

Part I - Financial Information

          Item 1 - Financial Statements

                   Consolidated Balance Sheets as of
                      September 30, 2000 and
                      December 31, 1999....................................   3

                   Consolidated Statements of Operations
                      for the Three Months and Nine Months
                      ended September 30, 2000 and 1999....................   4

                   Consolidated Statements of Cash Flows
                      for the Nine Months ended
                      September 30, 2000 and 1999..........................   5

                   Notes to Consolidated Financial Statements..............   6

          Item 2 - Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations........................................   8

Part II - Other Information

          Item 6 - Exhibits and Reports on Form 8-K........................  13

          Signature........................................................  13

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                                     --------------------   --------------------
                                                                                         (Unaudited)
                                                                                           (in thousands, except share data)
                  ASSETS
Cash and cash equivalents ....................................................       $                140   $                219
Accounts receivable, net .....................................................                     42,991                 40,288
Inventories, net .............................................................                    120,985                127,397
Deferred income taxes ........................................................                      9,008                  9,251
Other current assets .........................................................                        963                    372
                                                                                     --------------------   --------------------
      Total current assets ...................................................                    174,087                177,527
                                                                                     --------------------   --------------------
Property and equipment, net of accumulated
  depreciation ...............................................................                     13,747                 11,258
Goodwill, net of accumulated amortization ....................................                    130,246                132,838
Deferred income taxes ........................................................                        416                    416
Other assets .................................................................                      4,626                  5,080
                                                                                     --------------------   --------------------
      Total assets ...........................................................       $            323,122   $            327,119
                                                                                     ====================   ====================
   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .............................................................                     28,075                 24,272
Accrued expenses .............................................................                      8,434                 10,209
Accrued interest .............................................................                      6,419                  3,202
Income taxes payable .........................................................                      1,298                    334
Current maturities of long-term debt .........................................                     60,794                 71,361
                                                                                     --------------------   --------------------
      Total current liabilities ..............................................                    105,020                109,378

Long-term debt, net of current maturities ....................................                     99,830                100,062
                                                                                     --------------------   --------------------
      Total liabilities ......................................................                    204,850                209,440
                                                                                     --------------------   --------------------
Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000
   shares authorized, no shares issued and
   outstanding ...............................................................                       --                     --
Common stock, $.01 par value, 51,000,000
   shares authorized, 16,763,022 and 16,668,129
   shares issued and outstanding in 2000 and
   1999, respectively ........................................................                        168                    167
Additional paid in capital ...................................................                    101,064                100,794
Retained earnings ............................................................                     17,038                 16,718
Accumulated comprehensive income .............................................                          2                   --
                                                                                     --------------------   --------------------
      Total stockholders' equity .............................................                    118,272                117,679
                                                                                     --------------------   --------------------
      Total liabilities and
        stockholders' equity .................................................       $            323,122   $            327,119
                                                                                     ====================   ====================

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                ---------------------------         ---------------------------
                                                   2000              1999              2000              1999
                                                ---------         ---------         ---------         ---------
                                                              (in thousands, except share data)
Revenues ....................................   $  67,810         $  68,406         $ 216,066         $ 206,153
Cost of sales ...............................      47,024            46,834           150,037           140,043
                                                ---------         ---------         ---------         ---------
          Gross profit ......................      20,786            21,572            66,029            66,110

Operating expenses ..........................      15,115            15,157            47,068            45,591
Goodwill amortization .......................         863               868             2,591             2,591
                                                ---------         ---------         ---------         ---------
          Operating income ..................       4,808             5,547            16,370            17,928

Write-off of debt issuance costs ............        --                --                --               2,308
Other (income) expense, net .................         (13)              (10)              (70)              (60)
Interest expense ............................       4,654             4,534            14,220            11,992
                                                ---------         ---------         ---------         ---------
          Income before taxes ...............         167             1,023             2,220             3,688
Income taxes ................................         693               595             1,901             2,101
                                                ---------         ---------         ---------         ---------
          Net income (loss) .................   $    (526)        $     428         $     319         $   1,587
                                                =========         =========         =========         =========
Net income (loss) per share:
          Basic .............................   $   (0.03)        $    0.03         $    0.02         $    0.10
          Diluted ...........................   $   (0.03)        $    0.03         $    0.02         $    0.10

Reconciliation of net income (loss) to
     comprehensive income (loss):
          Net income (loss) .................   $    (526)        $     428         $     319         $   1,587
          Currency translation adjustment ...           2              --                   2              --
                                                ---------         ---------         ---------         ---------
          Comprehensive income (loss) .......   $    (524)        $     428         $     321         $   1,587
                                                =========         =========         =========         =========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                     2000             1999
                                                                   --------         --------
                                                                        (in thousands)
Cash Flows From Operating Activities:
     Net income ................................................   $    319         $  1,587
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization .............................      4,855            4,388
     Amortization of discount on notes due 2009 ................        120               73
     Deferred income taxes .....................................        243               43
     Write-off of debt issuance costs ..........................       --              2,308
     Changes in operating assets and liabilities:
            Accounts receivable ................................     (2,703)          (9,423)
            Inventories ........................................      6,412           (9,866)
            Other current assets ...............................       (589)             123
            Accounts payable and accrued expenses ..............      5,331           (3,247)
            Income taxes payable ...............................        965           (1,326)
            Other assets and liabilities, net ..................        420             (720)
                                                                   --------         --------
        Net cash provided by (used in) operating activities ....     15,373          (16,060)

Cash Flows From Investing Activities:
     Capital expenditures ......................................     (4,483)          (4,341)
     Other .....................................................         11             --
                                                                   --------         --------
        Net cash used in investing activities ..................     (4,472)          (4,341)

Cash Flows From Financing Activities:
     Repayments of term debt ...................................       (385)            (230)
     Net borrowings (repayments) under credit facility .........    (10,595)          24,013
     Debt issuance costs .......................................       --             (3,812)
                                                                   --------         --------
        Net cash provided by (used in) financing activities ....    (10,980)          19,971
                                                                   --------         --------
Decrease in cash and cash equivalents ..........................        (79)            (430)

Cash and cash equivalents, beginning of period .................        219              744
                                                                   --------         --------
Cash and cash equivalents, end of period .......................   $    140         $    314
                                                                   ========         ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

      REVENUE RECOGNITION: Revenues are recognized upon shipment of products. Revenues include freight billed to customers and the related freight costs are recorded as cost of sales.

2.    CREDIT FACILITY AND LONG-TERM DEBT

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At September 30, 2000, the Company was in compliance with the covenants. Each of the Company's subsidiaries, all of which are wholly owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and, under certain circumstances, a minimum fixed charge ratio. At September 30, 2000, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At September 30, 2000, the Company had approximately $33.7 million available under the Bank Credit Facility.

      In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

3.    EARNINGS (LOSS) PER SHARE

      Basic and diluted net income (loss) per share is computed based on the following information:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                            --------------------   -------------------
                                              2000        1999       2000       1999
                                            --------    --------   --------   --------
BASIC:                                                    (in thousands)

Net income (loss) .......................   $   (526)   $    428   $    319   $  1,587
                                            ========    ========   ========   ========

Average common shares ...................     16,760      16,668     16,737     16,668
                                            ========    ========   ========   ========

DILUTED:

Net income (loss) .......................   $   (526)   $    428   $    319   $  1,587
                                            ========    ========   ========   ========

Average common shares ...................     16,760      16,668     16,737     16,668

Common share equivalents:
    Warrants ............................       --          --         --         --
                                            --------    --------   --------   --------
    Options..............................       --          --            6       --
                                            --------    --------   --------   --------
        Total common share equivalents...       --          --            6       --

Average common shares and
     common share equivalents ...........     16,760      16,668     16,743     16,668
                                            ========    ========   ========   ========

4.    INCOME TAXES

      The provision for income taxes included in the Consolidated Statement of Operations assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. Interim period income tax provisions are based upon estimates of annual effective tax rates and events may occur which will cause such rates to vary. During the September 30, 2000 quarter, the income tax provision was adjusted to reflect a higher expected effective tax rate attributable to nondeductible goodwill constituting a higher percentage of income before taxes for the year-to-date period resulting from lower than expected earnings to date and reduced future earnings for the fourth quarter.

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

6.    SEGMENT INFORMATION

      The Company has two principal operating segments: the Industrial Group and the Aerospace Group. The Industrial Group serves a broad base of industrial manufacturers producing items such as diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment, and refrigeration equipment. The Aerospace Group serves the aerospace and aeronautics industries. Financial information by industry segment follows:

                                              REVENUES
                       -----------------------------------------------------
                          THREE MONTHS ENDED             NINE MONTHS ENDED
                             SEPTEMBER 30,                 SEPTEMBER 30,
                       -----------------------       -----------------------
                         2000           1999           2000           1999
                       --------       --------       --------       --------
                                           (in thousands)

Industrial .........   $ 37,791       $ 37,931       $122,874       $104,020
Aerospace ..........     30,019         30,475         93,192        102,133
                       --------       --------       --------       --------
                       $ 67,810       $ 68,406       $216,066       $206,153
                       ========       ========       ========       ========


                                          OPERATING INCOME
                       -----------------------------------------------------
                          THREE MONTHS ENDED             NINE MONTHS ENDED
                             SEPTEMBER 30,                 SEPTEMBER 30,(1)
                       -----------------------       -----------------------
                         2000           1999           2000           1999
                       --------       --------       --------       --------
                                           (in thousands)

Industrial .........   $ 3,742        $ 3,750        $12,631        $10,364
Aerospace ..........     2,769          3,288          9,142         12,777
                       -------        -------        -------        -------
                         6,511          7,038         21,773         23,141

Reconciliation to income
  before taxes:

Write-off of debt
  issuance costs ......    --            --             --           (2,308)
Other income
   (expense), net .....      13            10             70             60
General corporate
   expense ............    (840)         (623)        (2,812)        (2,622)
Goodwill amortization .    (863)         (868)        (2,591)        (2,591)
Interest expense ......  (4,654)       (4,534)       (14,220)       (11,992)
                         ------       -------        -------        -------

Income before taxes ...  $  167       $ 1,023        $ 2,220        $ 3,688
                         ======       =======        =======        =======

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

RESULTS OF OPERATIONS

      Quarterly results may be materially affected by the timing and magnitude of assimilation costs, acquisitions, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three or nine-month period or for a full year.

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

      The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                               Three Month Period Ended
                                                     September 30,
                                     ------------------------------------------
                                            2000                   1999
                                     -------------------    -------------------
                                             (dollars in thousands)

Revenues .........................   $ 67,810      100.0%   $ 68,406      100.0%
Cost of sales ....................     47,024       69.3      46,834       68.5
                                     --------   --------    --------   --------
              Gross profit .......     20,786       30.7      21,572       31.5

Operating expenses ...............     15,115       22.3      15,157       22.1
Goodwill amortization ............        863        1.3         868        1.3
                                     --------   --------    --------   --------
              Operating income ...   $  4,808        7.1%   $  5,547        8.1%
                                     ========   ========    ========   ========

REVENUES

      Revenues decreased $0.6 million, or 0.9%, to $67.8 million for the three months ended September 30, 2000 from $68.4 million for the three months ended September 30, 1999. The decrease in revenues was attributable to revenue declines of 0.4% in the Industrial Group and 1.5% in the Aerospace Group. The Industrial Group experienced significant increases in sales to certain customers that were offset by declines in sales to customers in other markets. The markets where the Industrial Group experienced strength were the telecommunications, office furniture, and motorcycle industries. However, the Industrial Group had revenue declines in the high-end diesel and locomotive markets. The revenue decline in the Aerospace Group resulted from continued weakness in the aerospace market, particularly the commercial airframe portion of the market.

COST OF SALES

      Cost of sales increased $0.2 million, or 0.4%, to $47.0 million for the three months ended September 30, 2000 from $46.8 million for the three months ended September 30, 1999. As a percentage of revenues, cost of sales increased from 68.5% for the three months ended September 30, 1999, to 69.3% for the three months ended September 30, 2000. Both the Industrial and Aerospace Group experienced gross profit margin declines in the quarter compared to the prior year quarter. The reduction in gross profit margin in the Industrial Group is due to reduced pricing on a contract with a customer in the transportation industry and new system implementations at lower margins with a telecommunications customer. The Aerospace Group's gross margin declined due to lower gross margins on certain new international contracts and a change in sales mix to a higher proportion of contract business.

OPERATING EXPENSES

      Operating expenses remained flat at $15.1 million for the three months ended September 30, 2000 as compared to the prior year period. As a percentage of revenues, operating expenses increased from 22.1% for the three months ended September 30, 1999, to 22.3% for the three months ended September 30, 2000. The benefit of a 13% reduction in workforce from the prior year period was offset by incremental operating expenses that have been incurred by the Industrial Group in connection with implementation of a consolidated information system. The Aerospace Group has incurred additional operating expenses to establish operations in the U.K. and Canada in support of new business. In addition, e-commerce and recruiting expenses increased general corporate expense in the current year period.

OPERATING INCOME

      Due to the factors discussed above, operating income decreased $0.7 million to $4.8 million for the three months ended September 30, 2000 from $5.5 million for the three months ended September 30, 1999. As a percentage of revenues, operating income decreased to 7.1% for the three months ended September 30, 2000 from 8.1% for the three months ended September 30, 1999.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the three months ended September 30, 2000, totaled $4.7 million compared to $4.5 million for the three months ended September 30, 1999. The increase in interest expense primarily resulted from higher interest rates.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three months ended September 30, 2000 was $0.7 million (an effective rate of 415.0%) compared with $0.6 million (an effective rate of 58.2%) for the three months ended September 30, 1999. During the September 30, 2000 quarter, the income tax provision was adjusted to reflect a higher expected effective tax rate attributable to nondeductible goodwill constituting a higher percentage of income before taxes for the year-to-date period resulting from lower than expected earnings to date and reduced future earnings for the fourth quarter.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

      The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                             Nine Month Period Ended
                                                  September 30,
                                     ------------------------------------------
                                            2000                 1999
                                     -------------------    -------------------
                                             (dollars in thousands)
Revenues .........................   $216,066      100.0%   $206,153      100.0%
Cost of sales ....................    150,037       69.4     140,043       67.9
                                     --------   --------    --------   --------
             Gross profit ........     66,029       30.6      66,110       32.1

Operating expenses ...............     47,068       21.8      45,591       22.1
Goodwill amortization ............      2,591        1.2       2,591        1.3
                                     --------   --------    --------   --------
             Operating income ....   $ 16,370        7.6%   $ 17,928        8.7%
                                     ========   ========    ========   ========

REVENUES

      Revenues increased $9.9 million, or 4.8%, to $216.1 million for the nine months ended September 30, 2000 from $206.2 million for the nine months ended September 30, 1999. The increase in revenues was attributable to revenue growth of 18.2% in the Industrial Group partially offset by an 8.7% decline in Aerospace Group revenue. The Industrial Group's revenue growth resulted from the implementation of new business with a major industrial customer, increased revenues from telecommunications customers and increased demand in all of the Company's service centers. The revenue decline in the Aerospace Group resulted from weakness in the aerospace market, particularly in the commercial airframe portion of the market.

COST OF SALES

      Cost of sales increased $10.0 million, or 7.1%, to $150.0 million for the nine months ended September 30, 2000 from $140.0 million for the nine months ended September 30, 1999. As a percentage of revenues, cost of sales increased from 67.9% for the nine months ended September 30, 1999, to 69.4% for the nine months ended September 30, 2000. The corresponding reduction in gross profit margin is due to the change in sales mix between the Industrial and Aerospace Groups and additional new business at lower margins with an existing customer in the Industrial Group. The Aerospace Group's gross margins as a percentage of revenues were consistent in each period.

OPERATING EXPENSES

      Operating expenses increased $1.5 million, or 3.2%, to $47.1 million for the nine months ended September 30, 2000 from $45.6 million for the nine months ended September 30, 1999. As a percentage of revenues, operating expenses decreased from 22.1% for the nine months ended September 30, 1999, to 21.8% for the nine months ended September 30, 2000. The percentage decrease in the Industrial Group was attributable to cost reduction initiatives taken in the fourth quarter of 1999 and non-recurring implementation costs on new business with a major customer in the prior year. This decrease was partially offset by a percentage increase in the Aerospace Group as operating expenses were not reduced commensurate with the decline in revenues in connection with the activity associated with the consolidation of warehouses and information systems. In addition, the Aerospace Group incurred incremental operating expenses in the second quarter of 2000 to establish operations in the U.K. and Canada in support of new business.

OPERATING INCOME

      Due to the factors discussed above, operating income decreased $1.5 million to $16.4 million for the nine months ended September 30, 2000 from $17.9 million for the nine months ended September 30, 1999. As a percentage of revenues, operating income decreased to 7.6% for the nine months ended September 30, 2000 from 8.7% for the nine months ended September 30, 1999.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the nine months ended September 30, 2000, totaled $14.2 million compared to $12.0 million for the nine months ended September 30, 1999. The increase in interest expense primarily resulted from higher debt levels and, to a lesser extent, the higher rate of interest on the Senior Subordinated Notes issued in March 1999 and higher interest rates.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the nine months ended September 30, 2000 was $1.9 million (an effective rate of 85.6%) compared with $2.1 million (an effective rate of 57.0%) for the nine months ended September 30, 1999. The effective income tax rate exceeds the statutory rate primarily due to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

      The Company provided $15.4 million of net cash from operating activities during the nine months ended September 30, 2000; this cash was used for debt reduction and capital expenditures. Net cash used in investing activities was $4.4 million for capital expenditures. Net cash used in financing activities was $11.0 million for the nine months ended September 30, 2000 and consisted of repayments of debt. At September 30, 2000, the Company had cash of $0.1 million, working capital of $69.1 million and long-term debt of $99.8 million.

      In March 1999, the Company sold $100 million of Senior Subordinated Notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's Bank Credit Facility. The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At September 30, 2000, the Company was in compliance with the covenants. Each of the Company's subsidiaries, all of which are wholly owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth, and under certain circumstances, a minimum fixed charge ratio. At September 30, 2000, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At September 30, 2000, the Company had approximately $33.7 million available under the Bank Credit Facility.

      The Company's Industrial Group has selected the J. D. Edwards' One World Enterprise Application Solution as its common information system. The total expenditures for this information system are expected to be approximately $5.5 million during the years 2000 and 2001, the majority of which will be capitalized as computer hardware and software as it is installed and depreciated over the estimated useful life of the assets. The total expenditures for this system were $3.8 million as of September 30, 2000, the majority of which has been capitalized as computer hardware and software. Funding for these expenditures came from operating cash flows.

SEASONALITY AND INFLATION

      The Company experiences seasonal declines in the third and fourth quarters due to declines in its customers' activities in those quarters. The Company's volume of business may be adversely affected by a decline in projects as a result of regional or national downturns in economic conditions. The timing of acquisitions and the timing and magnitude of acquisition assimilation costs may also materially affect quarterly results. Inflation has not had a material impact on the Company's results of operations.

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

                                    PENTACON, INC.



Dated: November 13, 2000            By:   /S/ JAMES C. JACKSON
                                          JAMES C. JACKSON
                                          Vice President & Controller
                                          (Principal Financial & Accounting
                                          Officer)