Form 10-K405
period 2000-12-31
PENTACON INC
filed 2001-03-27
CIK 1050504

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

Commission File Number:              001-13931
                        --------------------------------------------------------

                                 PENTACON, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                                76-0531585
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

10375 Richmond Ave., Suite 700, Houston, Texas                          77042
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

Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 13, 2001, there were 16,769,251 shares of common stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was approximately $11,400,000 based upon the closing price of $1.08 per share on March 13, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Pentacon, Inc. Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2001, to be filed not later than 120 days after the end of the year covered by this report, are incorporated by reference into Part III.

                                 PENTACON, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----

Item 1.  Business .........................................................  1
Item 2.  Properties .......................................................  7
Item 3.  Legal Proceedings ................................................  8
Item 4.  Submission of Matters to a Vote of Security Holders ..............  8

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters ........................................................  8
Item 6.  Selected Financial Data ..........................................  9
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................  10
Item 7a. Quantitative and Qualitative Disclosures About Market Risk .......  17
Item 8.  Financial Statements .............................................  19
Item 9.  Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure ............................  36

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............  36
Item 11. Executive Compensation ...........................................  36
Item 12. Security Ownership of Certain Beneficial Owners and
           Management .....................................................  36
Item 13. Certain Relationships and Related Party Transactions .............  36

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K .......................................................  37

      This document contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to those matters discussed under "Certain Factors Which May Affect Future Results."

                                     PART I

ITEM 1. BUSINESS

The Company

      The Company was formed in 1997 and is a leading distributor of fasteners and small parts to original equipment manufacturers ("OEMs") in the United States. Fasteners and small parts are incorporated into a wide variety of end use applications across a broad spectrum of industries and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications. The Company is an industry leader in the provision of advanced inventory management services for fasteners and small parts including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to OEMs. The Company offers its customers comprehensive supply chain management solutions designed to reduce their procurement and management costs and enhance their overall production efficiencies. The Company believes that the fastener distribution industry is consolidating. The Company attributes this consolidation primarily to OEMs focusing on their core competencies, streamlining their production processes and reducing their overall production costs by reducing the number of their suppliers and by outsourcing certain inventory management functions to more efficient providers. The Company's objective is to differentiate itself from its competitors and to benefit from the consolidation of the fastener industry by leveraging its nationwide distribution network, critical mass, breadth of product line and sophisticated supply chain management capabilities.

      The Company has two principal operating segments: the Aerospace Group and the Industrial Group. The Aerospace Group serves the aerospace and aeronautics industries and the Industrial Group serves a broad base of industrial manufacturers producing items such as diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment and refrigeration equipment. See Item 8, Financial Statements, Note 14, for a discussion of the Company's industry segments. The Company's largest customers include The Boeing Company, Cummins Engine Company, General Electric Corporation, Harley-Davidson, Inc., the Hughes Aircraft subsidiary of General Motors Corporation, Lockheed Martin Corporation, Tellabs, Inc. and The Trane Company. The Company's relationships with these large customers have been built over 9 to 31 years.

Industry Overview

      Companies operating in the fastener distribution business can generally be characterized by the end users they serve, which are comprised broadly of OEMs, maintenance and repair operations ("MROs") and construction companies. The traditional fastener distribution market is similar to most industrial distribution markets. Fasteners are purchased from both domestic and overseas manufacturers and sold to both domestic and overseas customers. The majority of these fasteners are sold to OEM and MRO clients on a purchase order basis. Some smaller distributors specialize along industry lines because of the uniqueness of manufacturer requirements. Other smaller distributors provide a wide range of fasteners used for general assembly. Larger distributors generally provide a wide range of fasteners as well as fasteners which meet certain specialized industry needs.

      U.S. sales by fastener manufacturers were estimated to be approximately $8.7 billion; the global market for fasteners is estimated to be $30.0 billion in 1998 (the most recent data available). The fastener distribution market can reasonably be expected to be larger than this because resales by fastener distributors include a markup on the manufacturer's cost and include additional revenues for related value added inventory management services. The OEM market represents approximately 79% of the total U.S. fastener market, while the MRO and construction markets account for the remaining 21%. There are several thousand fastener distributors in the United States, none of which is responsible for more than 4% of the market's sales.

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

Business Strategy

      The Company's objective is to further its market position as a leading distributor of fasteners and small parts and enhance shareholder value. Key elements of the Company's business strategy include:

      Continue to Deliver Superior Customer Service. The Company's customers choose fastener suppliers based, in significant part, on the quality and reliability of service. The Company believes that superior customer service includes (i) meeting just-in-time delivery schedules which are critical to its customers' production processes and (ii) providing innovative supply chain management services, which can help its customers improve their operating efficiencies and reduce their costs. By providing these services, the Company becomes more integrated into its customers' internal manufacturing and decision making processes. The Company believes such integration leads to higher sales to existing customers and improves customer retention.

      Grow Sales Revenue. The Company seeks to grow internally generated revenues by (i) capturing market share from smaller competitors who cannot match its product breadth, services or geographic coverage, (ii) pursuing the opportunities to deliver a wide range of inventory management services which less sophisticated distributors are unable to provide, (iii) expanding the number of sites to which it provides services for its existing multi-site customers, (iv) expanding the range of small parts that it provides to existing customers and (v) pursuing new multi-site customers. To leverage its breadth of products and services and its broad geographic presence, the Company utilizes a national marketing and sales effort to focus on penetrating existing and new multi-site OEM accounts.

      Capitalize on Integration Opportunities. The Company believes there are opportunities to leverage the capabilities of its distribution centers to further increase its revenues and operating efficiencies. The Company initiated its revenue enhancement strategy by implementing a cross-selling program to existing customers. The Company's national footprint is an integral component of its strategy to sell more integrated inventory management services and products to multi-site customers nationwide. The Company seeks to expand operating margins through international sourcing and exploiting operational efficiencies. Further, as the Company integrates its operations, it is beginning to realize further efficiencies through (i) the elimination of redundant facilities, (ii) headcount reductions, (iii) distribution center reconfigurations, (iv) implementation of common information systems, (v) administrative savings and
(vi) reductions in working capital.

      Utilize Technology Tools. The Company's services offer customers a way to gather exchange partners by creating the translation system that allows them to transact business and share information with each other across disparate systems, cultures and geography. By translation to a common system and process language, no programming is required by any of the participants. This creates a low cost, low risk way for supply chain integration and collaboration. Any participant, with a simple web browser and Internet access, can communicate data and transact information on inventories and part availability. They can also take advantage of an on-line ordering and tracking system.

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

      Inventory Procurement and Management Systems. Increasingly, OEMs are outsourcing their inventory management needs to distributors. These services range from installing a simple inventory bin card system to developing a complete turn-key inventory management system with full-time staff, which may be located on the customer's site. These inventory systems are designed to meet the specific needs of the Company's customers. They range in sophistication from helping the OEM set appropriate order quantities and frequencies to delivering the correct fastener or small part to the assembly floor on a just-in-time basis. In some cases, the Company utilizes computer systems deployed at the OEM's sites to facilitate the management of its fastener and parts inventories. Inventory replenishment services and product consolidation services decrease the number of invoices which the customer has to process, decrease the number of vendors with whom the customer has to process transactions, lower the customer's inventory carrying cost and allow customers to focus on their core manufacturing business.

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

      Quality Assurance Testing. These services involve the testing of fasteners to ensure they meet the specifications stated by the manufacturer. Although fasteners are not a significant part of the cost of a product, they are often critical components whose failure can cause the entire product to fail. As a result, many OEMs require strict quality control with respect to the fasteners. The Company has installed specialized equipment and laboratories and hired trained technicians to perform quality control tests on some of their fastener products. Quality assurance services lower the warranty costs of the OEMs. The Company operates four laboratories to test fasteners. The laboratories can test metallurgy, size consistency, corrosion and strength as well as other properties. Additionally, two of its locations are ISO-9002 certified.

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

      E-Commerce and Electronic Data Interchange ("EDI") Services. The Company may provide customers with a translation system that allows them to transact business and share information across different systems without requiring programming of various participants. Through the use of a web browser, customers can exchange data, order online and review inventory availability.

      The Company offers a wide range of EDI services to its customers. In addition to offering invoice and payment options, the Company can also offer its customers direct access to its current inventory, images of fasteners with related specifications and the ability to enter an order directly into the Company's information system.

Customers

      The Company and its predecessors have been in business for an average of 27 years and have developed a significant number of strong customer relationships. The Company serves approximately 7,500 customers which manufacture a wide variety of products including diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment, refrigeration equipment and aerospace equipment. The Company's largest customers include The Boeing Company, Cummins Engine Company, General Electric Corporation, Harley-Davidson, Inc., the Hughes Aircraft subsidiary of General Motors Corporation, Lockheed Martin Corporation, Tellabs, Inc. and The Trane Company. Revenues for the year ended December 31, 2000 from Cummins Engine Company and General Electric Corporation, our two largest customers, represented 16% and 7% of total revenues, respectively. The Company's relationships with Cummins Engine Company and General Electric Corporation have been built over the last 9 and 25 years, respectively.

      Several of Pentacon's customers have international operations and some have requested that the Company provide products and services to them in their foreign locations. Approximately 13% of the Company's revenues during the year ended December 31, 2000 were to customer locations outside of the United States. Prior to the formation of Pentacon, resource constraints had limited the Company's subsidiaries' ability to expand internationally. In the future, the Company intends to selectively pursue these opportunities.

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

Sales and Marketing

      The Company's sales efforts are focused on developing new business with mid-size and large-size OEMs which are likely to benefit from cost savings and operating efficiencies from the products and services offered by the Company, as well as expanding business with existing customers by serving additional sites and/or expanding the breadth of products and services provided to that customer. Prior to the formation of Pentacon, the Company's marketing efforts were primarily directed at customers on a site-by-site basis. To capitalize on the Company's national presence and the trend by OEMs to decrease their number of suppliers, the Company has developed a national sales, marketing and service effort targeted at multi-site customers. This national sales effort is focused on developing a coordinated marketing effort to maximize customer penetration and provide multi-site OEMs with company-wide procurement and inventory management solutions which maximize cost savings and operating efficiencies.

      An important element in the Company's overall marketing strategy is to provide superior customer service. The Company believes superior customer service includes providing breadth of products, advanced services, innovative supply chain management solutions and timely delivery of products. To implement this strategy, customer accounts are typically serviced by a Pentacon team, which, depending on the size of the account, will be comprised of the direct sales representative and certain specialists in operations, procurement and advanced services such as quality assurance testing and information technology. A critical component of the Company's strategy is continuously monitoring the quality of customer service through qualitative and quantitative methods. For larger customers, such monitoring typically includes providing on-site customer service representatives and tracking of just-in-time deliveries, production efficiencies and quality of fasteners and parts.

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

Suppliers and Operations

      The Company purchases fasteners and small parts directly from the manufacturers and, to a lesser degree, from authorized distributors. The Company's decision to purchase from a specific supplier is based on product specifications, quality, reliability of delivery, production lead times and price. Management believes that because of the Company's size, national presence and top tier customers it will continue to attract premier supplier relationships. The Company believes it can realize further synergies by consolidating certain purchasing activities in order to achieve price concessions for large volume orders.

      The Company maintains 35 distribution and sales facilities in the United States. The Company also maintains offices in Europe, Canada, Mexico and Australia. The Company has ongoing facilities rationalization initiatives to close or combine redundant facilities. During the year ended December 31, 2000, the Company completed its distribution center rationalization in the Aerospace Group. In addition, the Company recognized a $1.2 million after-tax charge to exit certain non-core and under-performing operations in the Aerospace Group during the fourth quarter of 2000.

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

Management Information Systems

      Each of the distribution centers operates a management and information system ("MIS") that is used to purchase, monitor and allocate inventory throughout its facilities. All of these systems include computerized order entry, sales analysis, inventory status, invoicing and payment, and all but one include bar-code tracking. These systems are designed to improve productivity for both the Company and its customers. Most of the distribution centers use EDI, through which customers are offered a paperless electronic process for order entry, shipment tracking, customer billing, remittance processing and other routine matters.

      The Company is integrating the MIS systems of its distribution centers. The Aerospace Group migrated to an information system developed by DYMAX Products, Inc., during 1999. This system facilitates product ordering, pricing and reporting among the distribution centers in the Aerospace Group. The Company is also in the process of integrating MIS systems within the Industrial Group. The Company has begun implementation of the J.D. Edwards operating system in the Industrial Group which will enable it to obtain certain operating and reporting efficiencies. Total expenditures for the J.D. Edwards system are expected to be approximately $5.5 million, the majority of which have been capitalized as computer hardware and software and are depreciated over the estimated useful life of the assets. The Company incurred $4.3 million of costs through December 31, 2000 and expects to incur the remainder of costs during 2001.

Government Regulation

      The Fastener Quality Act (the "Fastener Act") was enacted on November 16, 1990 and was subsequently amended most recently in June 1999. The Fastener Act is intended to protect the public safety by deterring the introduction of non-conforming fasteners into commerce and by improving the traceability of fasteners. Generally, the Fastener Act covers certain fasteners including screws, nuts, bolts or studs having nominal diameters of one quarter inch or above and through-hardened and certain direct tension indicating washers. The Company currently operates four quality control laboratories at its facilities and does not anticipate any significant investment to maintain its compliance with the Fastener Act. One of the Company's laboratories has been accredited under the Fastener Act.

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

Employees

      At December 31, 2000, the Company had approximately 740 employees. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

      The Company maintains 35 distribution and sales facilities in the United States. The Company also maintains offices in Europe, Canada, Mexico and Australia to service its customers. These facilities range in size from 1,000 square feet to 74,000 square feet, and generally consist of warehouse space with a small amount of associated office space. Four of the facilities include laboratory space for quality testing. All of the facilities are leased. The Company's leases expire between 2001 and 2012. The

Company believes that suitable replacement space will be available as required. The Company believes that its current facilities are adequate for its expected needs over the next several years. However, the Company may add new facilities from time-to-time in response to a specific customer's request for an on-site or local facility.

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

      The Company's common stock has been publicly traded on the New York Stock Exchange under the symbol JIT since the Company's initial public offering on March 10, 1998. The following table sets forth the quarterly high and low sales prices for the indicated quarter:

Quarter Ended                                                 High          Low
-------------                                                 ----          ---
December 31, 2000 ....................................       $1.813       $0.563
September 30, 2000 ...................................        2.188        1.625
June 30, 2000 ........................................        2.750        1.563
March 31, 2000 .......................................        5.688        2.125

December 31, 1999 ....................................       $3.500       $2.063
September 30, 1999 ...................................        4.875        3.250
June 30, 1999 ........................................        6.188        3.688
March 31, 1999 .......................................        4.938        3.250

      There were approximately 161 shareholders of record (including brokerage firms and other nominees) of the Company's common stock as of March 13, 2001. The number of record holders does not bear any relationship to the number of beneficial owners of common stock.

      The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company currently intends to retain earnings to support operations and finance expansion. In addition, the Company's existing Bank Credit Facility prohibits the payment of dividends.

Organization of the Company / Unregistered Sales of Securities

      Simultaneously with the closing of its initial public offering, the Company acquired by merger all of the issued and outstanding capital stock of five businesses in separate transactions (the "Initial Acquisitions"): Alatec Products, Inc. (Alatec), AXS Solutions, Capitol Bolt & Supply, Inc., Maumee Industries, Inc., and Sales Systems Limited (collectively referred to as the "Founding Companies"), at which time each Founding Company became a wholly owned subsidiary of the Company. The aggregate consideration paid by the Company to acquire the Founding Companies consisted of (i) approximately $28.7 million in cash and (ii) 6,720,000 shares of common stock. In addition, certain indebtedness of the Founding Companies, which was personally guaranteed by Founding Company stockholders, was paid off in connection with the acquisitions.

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

                                                              Year Ended December 31,
                                      -------------------------------------------------------------------
                                         2000            1999          1998          1997           1996
                                      ---------      ---------      ---------      --------      --------
                                                         (in thousands, except share data)
Statement of Operations Data:
Revenues ........................     $ 283,671      $ 272,898      $ 193,296      $ 56,798      $ 44,726
Cost of sales ...................       197,899        186,473        127,492        33,668        26,707
                                      ---------      ---------      ---------      --------      --------
       Gross profit .............        85,772         86,425         65,804        23,130        18,019

Operating expenses ..............        62,972         60,979         45,702        17,081        12,818
Nonrecurring charge .............            --            632             --            --            --
Goodwill amortization ...........         3,455          3,468          1,944            --            --
                                      ---------      ---------      ---------      --------      --------
       Operating income .........        19,345         21,346         18,158         6,049         5,201

Write-off of debt issuance costs             --          2,308             --            --            --
Other (income) expense, net .....           (91)          (119)           (85)          (38)          (56)
Interest expense ................        18,959         16,535          5,255         1,310         1,118
                                      ---------      ---------      ---------      --------      --------
       Income before taxes ......           477          2,622         12,988         4,777         4,139

Income taxes ....................         1,362          1,846          6,815         1,963         1,628
                                      ---------      ---------      ---------      --------      --------
       Net income (loss) ........     $    (885)     $     776      $   6,173      $  2,814      $  2,511
                                      =========      =========      =========      ========      ========

Earnings (loss) per share -
       Basic and diluted ........     $   (0.05)     $    0.05      $    0.45      $   0.95      $   0.85

Balance Sheet Data:
Working capital .................     $  68,121      $  68,149      $  78,746      $ 20,479      $ 17,130
Total assets ....................       325,780        327,119        301,353        36,855        28,519
Long-term debt (including current
       maturities) ..............       167,246        171,423        138,589        14,298        11,588
Stockholders' equity ............       117,126        117,679        116,610         8,529         7,630

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to those matters discussed under "Certain Factors Which May Affect Future Results" below.

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

      The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated:

                                                          Year Ended December 31,
                                     -------------------------------------------------------------------
                                              2000                   1999                    1998
                                     -------------------   ----------------------    -------------------
                                                           (dollars in thousands)
Revenues .......................     $283,671     100.0%     $272,898     100.0%     $193,296     100.0%
Cost of sales ..................      197,899      69.8       186,473      68.3       127,492      66.0
                                     --------     -----      --------     -----      --------     -----
          Gross profit .........       85,772      30.2        86,425      31.7        65,804      34.0

Operating expenses and non-
   recurring charge ............       62,972      22.2        61,611      22.6        45,702      23.6
Goodwill amortization ..........        3,455       1.2         3,468       1.3         1,944       1.0
                                     --------     -----      --------     -----      --------     -----
          Operating income .....     $ 19,345       6.8%     $ 21,346       7.8%     $ 18,158       9.4%
                                     ========     =====      ========     =====      ========     =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

      Revenues increased $10.8 million, or 4.0%, to $283.7 million for the year ended December 31, 2000 from $272.9 million for the year ended December 31, 1999. The increase in revenues was attributable to revenue growth of 13% in the industrial group partially offset by a 6% decline in aerospace group revenue. The industrial group's revenue growth resulted from the implementation of new business with a major industrial customer, increased revenues from telecommunication customers, and increased demand in most of the Company's industrial markets. The revenue decline in the aerospace group resulted from weakness in the aerospace market, particularly in the commercial airframe portion of the market.

Cost of Sales

      Cost of sales increased $11.4 million, or 6.1%, to $197.9 million for the year ended December 31, 2000 from $186.5 million for the year ended December 31, 1999. As a percentage of revenues, cost of sales increased from 68.3% for the year ended December 31, 1999 to 69.8% for the year ended December 31, 2000. Half of the increase in the cost of sales percentage is caused by the change in sales mix between the industrial and aerospace groups. The aerospace group margins have historically been greater than the industrial group margins. One quarter of the increase in the cost of sales percentage is attributable to a charge of $1.0 million to write-off inventory in connection with exiting certain non-core and under-performing operations in the aerospace group. In addition, the industrial group obtained additional new business at lower margins with an existing customer. The aerospace group's gross margins as a percentage of revenues declined slightly as the mix of business continues to shift to more inventory management contracts.

Operating Expenses and Nonrecurring Charge

      Operating expenses, including a nonrecurring charge, increased $1.4 million, or 2.3%, to $63.0 million for the year ended December 31, 2000 from $61.6 million for the year ended December 31, 1999. As a percentage of revenues, operating expenses, including the nonrecurring charge, decreased to 22.2% for the year ended December 31, 2000 from 22.6% for the year ended December 31, 1999. The Company recognized a charge of $1.0 million in the year ended December 31, 2000, primarily related to severance and idle facilities in connection with exiting certain non-core and under-performing operations in its aerospace segment. In the fourth quarter of 1999, the Company recorded a $0.6 million nonrecurring charge related to a workforce reduction in one of the Company's distribution centers. Excluding these charges, operating expenses decreased to 21.8% as a percentage of revenues for the year ended December 31, 2000 compared to 22.4% in 1999. A percentage decrease in the industrial group resulted from the cost reduction initiatives taken in the fourth quarter of 1999 and nonrecurring implementation costs on new business with a major customer in the prior year. The decrease was partially offset by a slight increase in the aerospace group, as operating expenses were not reduced commensurate with the decline in revenues in connection with the activity associated with the consolidation of warehouses and information systems. In addition, the Company incurred e-commerce and recruiting expenses in the year ended December 31, 2000 that caused an increase in general corporate expense.

Operating Income

      Operating income decreased $2.0 million, or 9.4%, to $19.3 million for the year ended December 31, 2000 from $21.3 million for the year ended December 31, 1999 due to the factors noted above. As a percentage of revenues, operating income decreased to 6.8% for the year ended December 31, 2000 from 7.8% for the year ended December 31, 1999.

Non-Operating Costs and Expenses

      Interest expense for the year ended December 31, 2000 totaled $19.0 million compared with $16.5 million for the year ended December 31, 1999. The increase in interest expense resulted from higher average debt levels and, to a lesser extent, the higher rate of interest on the $100 million of Senior Subordinated Notes issued in March 1999 and higher interest rates on the Bank Credit Facility.

Provision for Income Taxes

      The provision for income taxes for the year ended December 31, 2000 was $1.4 million (an effective tax rate of 285.5%) compared with $1.8 million (an effective tax rate of 70.4%) for the year ended December 31, 1999. The higher effective tax rate in the year ended December 31, 2000 primarily related to nondeductible goodwill amortization.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

      Revenues increased $79.6 million, or 41.2%, to $272.9 million for the year ended December 31, 1999 from $193.3 million for the year ended December 31, 1998. The increase in revenues was attributable primarily to the Acquisitions. Assuming all the Acquisitions had occurred on January 1, 1998, revenues for the year ended December 31, 1999 decreased 4.3% as compared to the year ended December 31, 1998. The decline in revenues results from a decline in aerospace segment revenues of 19.7% offset by an increase in industrial segment revenues of 16.2%. The aerospace group operated in a soft market during the year. The industrial group's increase in revenues results primarily from increased revenues with existing customers.

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

Operating Income

      Operating income increased $3.1 million, or 17.0%, to $21.3 million for the year ended December 31, 1999 from $18.2 million for the year ended December 31, 1998, due to the factors noted above. As a percentage of revenues, operating income decreased to 7.8% for the year ended December 31, 1999 from 9.4% for the year ended December 31, 1998.

Non-Operating Costs and Expenses

      The write-off of debt issuance costs during the year ended December 31, 1999 resulted from the amendment of the Company's Bank Credit Facility in connection with the Senior Subordinated Notes issued in March 1999. Interest expense for the year ended December 31, 1999 totaled $16.5 million compared to $5.3 million for the year ended December 31, 1998. The increase in interest expense primarily resulted from additional debt incurred for the Subsequent Acquisitions and, to a lesser extent, the higher rate of interest on the Senior Subordinated Notes issued in March 1999.

Provision for Income Taxes

      The provision for income taxes for the year ended December 31, 1999 was $1.8 million (an effective tax rate of 70.4%), compared with $6.8 million (an effective tax rate of 52.5%) for the year ended December 31, 1998. The higher effective tax rate for the year ended December 31, 1999 primarily related to the increase in nondeductible goodwill amortization that resulted from the Subsequent Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company provided $10.2 million of net cash from operating activities during the year ended December 31, 2000, primarily from working capital improvements. Net cash used for capital expenditures was $5.9 million. Net cash used by financing activities was $4.3 million for the year ended December 31, 2000 which consisted of net repayments of long-term debt. At December 31, 2000, the Company had cash of $0.2 million, working capital of $68.1 million and total debt of $167.2 million.

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At December 31, 2000, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and, under certain circumstances, a minimum fixed charge ratio. At December 31, 2000, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. At December 31, 2000, the Company had approximately $20.0 million available under the Bank Credit Facility.

      In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($0.07 impact on earnings per share) non-cash charge for the write-off of debt issuance costs.

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

      The Company currently operates in a decentralized information systems environment and uses a variety of software, computer systems and related technologies for accounting and reporting purposes and for revenue-generating activities. The Aerospace Group has migrated to a common information system which facilitates product ordering, pricing and reporting among the distribution centers. The total expenditures were $3.4 million for these information systems, the majority of which have been capitalized as computer hardware and software and are depreciated over the estimated useful life of the assets. Funding for these expenditures came from operating cash flows and the Company's Bank Credit Facility. The Industrial Group selected the J.D. Edwards' One World Enterprise Application Solution to integrate operations. The total expenditures for this information system are expected to be approximately $5.5 million, the majority of which have been capitalized as computer hardware and software and are depreciated over the estimated useful life of the assets. The Company incurred $4.3 million of costs through December 31, 2000 and expects to incur the remainder of costs during 2001. Funding for the expenditures incurred to date has come from operating cash flows and the Company's Bank Credit

Facility. Funding for the remaining expenditures will come from operating cash flows and the Company's Bank Credit Facility.

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

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

      This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

      With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward looking statement made by us or on our behalf:

Financial Condition

      The Company is leveraged and our ability to reduce debt is dependent on our ability to generate cash flow through a combination of revenue increases, cost reductions and working capital management. The Company's Bank Credit Facility is subject to a borrowing base limitation such that availability under the facility is dependent upon maintaining current accounts receivable and inventory, particularly aerospace inventory. Should we fail to maintain current accounts receivable and inventory, the availability to borrow under the Bank Credit Facility would decrease which could have a material adverse affect on our financial condition.

Concentration of Customer Base

      A significant portion of our revenue has historically been generated from a limited number of customers, although not necessarily from the same customers year to year. For the year ended December 31, 2000, our ten largest customers collectively accounted for approximately 48% of our revenues.

Cummins Engine Company and General Electric Corporation (excluding our sales to subcontractors to each of them) accounted for approximately 16% and 7%, respectively, of our revenues for the year ended December 31, 2000. The loss of a significant customer for any reason or a reduction in business with a significant customer for any reason could result in a material loss of revenue and margin and have a material adverse effect on our business.

Customer Industry Risks and Cyclicality

      We sell a significant number of our products to customers in industries that experience significant fluctuations in demand because of changes in economic conditions, consumer demand and other factors beyond their control. As a result, we may not be able to increase or maintain our level of sales in periods of economic stagnation or downturn in our customers' industries. For example, in the past, the commercial airframe industry has been adversely affected by a number of factors, including increased fuel and labor costs and intense price competition. We expect that the normal business cycle of the commercial airframe industry could adversely affect our commercial airframe fastener sales and any economic slowdown could adversely affect our industrial fastener sales.

Electronic Auctions and Exchanges

      Electronic auctions and exchanges have grown as a tool to solicit bids. With so many vendors available, companies are beginning to break up their sourcing into smaller sections to achieve the greatest cost benefit. This type of electronic interchange could have an adverse effect on our pricing, market share, or revenues.

Integration of Computer Systems and Reliance on Computer Systems

      Our divisions operated as independent companies prior to their acquisition. We are coordinating and integrating the MIS of both divisions. Our Aerospace Group migrated to a common information system developed by DYMAX Products Inc. in 1999. Our Industrial Group is in the process of migrating to OneWorld, an information system developed by J.D. Edwards. This system should facilitate product ordering, pricing and reporting among the distribution centers in our Industrial Group.

      Our MIS systems are used for ordering products, recording and analyzing financial results, controlling inventory and performing other important functions. We may experience delays, disruptions and unanticipated expenses in performing these business processes. Any such event could have a material adverse effect on our business, financial condition and results of operations. We will not be able to achieve certain contemplated operating efficiencies and competitive advantages until we have fully coordinated and integrated these systems. Until we have completed our Industrial Group integration, we will rely primarily on the separate systems of our Industrial Group. After these systems are integrated, we will rely heavily on them in our daily operations. As a result, any interruption in the operation of these systems may have a material adverse effect on our business.

Inventory Accumulations

      As a distributor, we purchase inventory for resale to our customers. Some of this inventory may become excess or slow moving for a variety of reasons, including, without limitation, anticipated demand which does not materialize, purchases in excess of current customer requirements to achieve volume pricing discount from suppliers, loss of a customer, redundant inventories from acquired companies, customer engineering or design changes, etc. Although the Company believes that these inventories are salable over time at normal margins, we may from time to time choose to sell these inventories at reduced margins or at a loss in order to generate cash flow and certain related tax benefits.

Dependence on Suppliers

      Certain types of specialized fasteners are available from only a limited number of sources. If those sources became unavailable to us, we would not be able to continue to sell such fasteners unless we could locate an alternative supplier. Our inability to supply certain types of fasteners may adversely affect our sales and our relationship with the customers requiring such fasteners.

Competition

      We do business in a highly fragmented and competitive industry. Competition in our industry is based primarily on breadth of products, quality and breadth of services, price and geographic proximity. We compete with a large number of fastener distributors on a regional and local basis. Some of our competitors may have greater financial resources than we do and/or established customer relationships with certain customers for whose business we compete.

Risks Associated with Government Regulation

      Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to work place health and safety that could adversely affect our business, financial condition and results of operations.

Changes in Interest Rates and Bank Credit Facility

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million, subject to a borrowing base limitation. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Changes in interest rates could have a material adverse effect on our business.

Market Expansion

      The Company's sales efforts are focused on developing new business with mid-size and large-size OEMs which are likely to benefit from cost savings and operating efficiencies from the products and services offered by the Company, as well as expanding business with existing customers by serving additional sites and/or expanding the breadth of products and services provided to those customers. The Company has developed a national sales, marketing and service effort focused on developing a coordinated marketing effort to maximize customer penetration and provide multi-site OEMs with company-wide procurement and inventory management solutions which maximize cost savings and operating efficiencies. These efforts will increase our operating expenses, but may not proportionately increase our operating revenues.

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

Variable-Rate Debt

      As of December 31, 2000, the Company had approximately $67.0 million outstanding under its Bank Credit Facility. The interest rates are based on either the prime interest rate or upon a spread above the London Interbank Overnight Rate (LIBOR); the rates used are determined at the Company's option. The amount outstanding under this Bank Credit Facility will fluctuate throughout the year based upon working capital requirements. Based upon the $67.0 million outstanding under the Bank Credit Facility at December 31, 2000, a 1.0% change in the interest rate (from the December 31, 2000 rate) would have caused a change in interest expense of approximately $670,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Fixed-Rate Debt

      As of December 31, 2000, the Company had $100.0 million of 12.25% Senior Subordinated Notes outstanding with an estimated fair value of approximately $54.0 million based upon their publicly traded value at that date. Since the Senior Subordinated notes are thinly traded, the publicly traded value at that date is not necessarily indicative of the fair value of $100.0 million of the notes. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $2.9 million as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders:

      We have audited the accompanying consolidated balance sheets of Pentacon, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentacon, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

Houston, Texas
February 2, 2001

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                   ---------------------
                                                                     2000          1999
                                                                   --------     --------
                                                                       (in thousands)
                            ASSETS
Cash and cash equivalents ....................................     $    158     $    219
Accounts receivable ..........................................       41,433       40,288
Inventories ..................................................      124,530      127,397
Deferred income taxes ........................................        9,865        9,251
Other current assets .........................................        1,044          372
                                                                   --------     --------

                    Total current assets .....................      177,030      177,527
                                                                   --------     --------

Property and equipment, net ..................................       14,319       11,258
Goodwill, net ................................................      129,383      132,838
Deferred income taxes ........................................          516          416
Other assets .................................................        4,532        5,080
                                                                   --------     --------

                    Total assets .............................     $325,780     $327,119
                                                                   ========     ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .............................................     $ 28,303     $ 24,272
Accrued expenses .............................................        7,564       10,209
Accrued interest .............................................        4,154        3,202
Income taxes payable .........................................        1,387          334
Current maturities of long-term debt .........................       67,501       71,361
                                                                   --------     --------

                    Total current liabilities ................      108,909      109,378

Long-term debt, net of current maturities ....................       99,745      100,062
                                                                   --------     --------

                    Total liabilities ........................      208,654      209,440
                                                                   --------     --------

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued and outstanding ..........................           --           --
Common stock, $.01 par value, 51,000,000 shares authorized,
   16,769,251 and 16,681,261 shares issued and
   outstanding in 2000 and 1999, respectively ................          168          167
Additional paid in capital ...................................      101,122      100,794
Retained earnings ............................................       15,833       16,718
Accumulated comprehensive income .............................            3           --
                                                                   --------     --------

                  Total stockholders' equity .................      117,126      117,679
                                                                   --------     --------

                  Total liabilities and
                      stockholders' equity ...................     $325,780     $327,119
                                                                   ========     ========

      The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                        ----------------------------------------
                                           2000           1999           1998
                                        ---------      ---------      ---------
                                            (in thousands, except share data)

Revenues ..........................     $ 283,671      $ 272,898      $ 193,296
Cost of sales .....................       197,899        186,473        127,492
                                        ---------      ---------      ---------
          Gross profit ............        85,772         86,425         65,804

Operating expenses ................        62,972         60,979         45,702
Nonrecurring charge ...............            --            632             --
Goodwill amortization .............         3,455          3,468          1,944
                                        ---------      ---------      ---------

          Operating income ........        19,345         21,346         18,158

Write-off of debt issuance costs ..            --          2,308             --
Other (income) expense, net .......           (91)          (119)           (85)
Interest expense ..................        18,959         16,535          5,255
                                        ---------      ---------      ---------

          Income before taxes .....           477          2,622         12,988
Income taxes ......................         1,362          1,846          6,815
                                        ---------      ---------      ---------

          Net income (loss) .......     $    (885)     $     776      $   6,173
                                        =========      =========      =========

Net income (loss) per share:
          Basic ...................     $   (0.05)     $    0.05      $    0.45
          Diluted .................     $   (0.05)     $    0.05      $    0.45

      The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                           -------------------------------------
                                                                              2000         1999           1998
                                                                           --------      --------      ---------
                                                                                       (in thousands)
Cash Flows From Operating Activities:
            Net income (loss) ........................................     $   (885)     $    776      $   6,173
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:(1)
          Depreciation and amortization ..............................        6,624         6,072          3,240
          Amortization of discount on notes ..........................          165           111             --
          Deferred income taxes ......................................         (714)         (566)           154
          Compensation expense related to issuance
               of management shares ..................................           --            --          1,800
          Write-off of debt issuance costs ...........................           --         2,308             --
          Changes in operating assets and liabilities:
                         Accounts receivable .........................       (1,145)       (5,949)         4,949
                         Inventories .................................        2,867       (13,498)       (18,160)
                         Other current assets ........................         (672)          232           (240)
                         Other assets ................................          502          (157)         2,612
                         Accounts payable and accrued expenses .......        2,338        (8,600)        (4,369)
                         Income taxes payable ........................        1,053        (3,135)        (2,076)
                                                                           --------      --------      ---------
               Net cash provided by (used in) operating activities ...       10,133       (22,406)        (5,917)

Cash Flows From Investing Activities:
          Capital expenditures .......................................       (5,873)       (6,038)        (3,807)
          Cash paid for acquisitions, net of cash acquired ...........           --            --        (77,031)
          Cash paid for Founding Companies, net of cash acquired .....           --            --        (21,948)
          Other ......................................................           21            12             20
                                                                           --------      --------      ---------
               Net cash used in investing activities .................       (5,852)       (6,026)      (102,766)

Cash Flows From Financing Activities:
          Repayments of term debt ....................................         (454)         (341)       (12,643)
          Net borrowings (repayments) under credit facility ..........       (3,888)       33,025         72,761
          Proceeds from issuance of common stock,
                net of offering costs ................................           --            --         50,815
          Debt issuance costs ........................................           --        (4,777)        (1,506)
                                                                           --------      --------      ---------
               Net cash provided by (used in) financing activities ...       (4,342)       27,907        109,427

 Increase (decrease) in cash and cash equivalents ....................          (61)         (525)           744

 Cash and cash equivalents, beginning of period ......................          219           744             --
                                                                           --------      --------      ---------

Cash and cash equivalents, end of period .............................     $    158      $    219      $     744
                                                                           ========      ========      =========

(1) Net of the effects of acquisitions.

      The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                               Common Stock            Treasury Stock
                                         -----------------------    -------------------
                                           Shares         Amount    Shares       Amount
                                         -----------------------------------------------
Balance, December 31, 1997 ........         145,000      $ 1,450   (51,290)     $(2,690)
    Elimination of Alatec shares ..        (145,000)      (1,450)   51,290        2,690
    Issuance of common stock
       for Alatec common stock ....       2,969,493           30        --           --
    Initial public offering .......       5,980,000           60        --           --
    Issuance of common stock for
       Acquisitions of Founding
       Companies ..................       6,580,507           66        --           --
    Issuance of common stock
       for acquisitions ...........       1,134,010           11        --           --
    Issuance of restricted stock
       grants .....................           4,119           --        --           --
    Amortization of deferred
       compensation ...............              --           --        --           --
    Net income ....................              --           --        --           --
                                         -----------------------------------------------
Balance, December 31, 1998 ........      16,668,129          167        --           --
    Issuance of common stock ......          13,132           --        --           --
    Amortization of deferred
       compensation ...............              --           --        --           --
    Net income ....................              --           --        --           --
                                         -----------------------------------------------
Balance, December 31, 1999 ........      16,681,261          167        --           --
    Issuance of common stock ......          87,990            1        --           --
    Amortization of deferred
       compensation ...............              --           --        --           --
    Net income (loss) .............              --           --        --           --
    Foreign currency translation ..              --           --        --           --
    Comprehensive loss ............              --           --        --           --
                                         -----------------------------------------------
Balance, December 31, 2000 ........      16,769,251      $   168        --      $    --
                                         ===============================================
                                         Additional                Accumulated        Total
                                          Paid in      Retained   Comprehensive    Stockholders'
                                          Capital      Earnings       Income          Equity
                                         -------------------------------------------------------
Balance, December 31, 1997 ........       $     --     $  9,769         $--          $   8,529
    Elimination of Alatec shares ..             --           --          --              1,240
    Issuance of common stock
       for Alatec common stock ....         23,726           --          --             23,756
    Initial public offering .......         50,755           --          --             50,815
    Issuance of common stock for
       Acquisitions of Founding
       Companies ..................         14,293           --          --             14,359
    Issuance of common stock
       for acquisitions ...........         11,485           --          --             11,496
    Issuance of restricted stock
       grants .....................             --           --          --                 --
    Amortization of deferred
       compensation ...............            242           --          --                242
    Net income ....................             --        6,173          --              6,173
                                         -------------------------------------------------------
Balance, December 31, 1998 ........        100,501       15,942          --            116,610
    Issuance of common stock ......             32           --          --                 32
    Amortization of deferred
       compensation ...............            261           --          --                261
    Net income ....................             --          776          --                776
                                         -------------------------------------------------------
Balance, December 31, 1999 ........        100,794       16,718          --            117,679
    Issuance of common stock ......             85           --          --                 86
    Amortization of deferred
       compensation ...............            243           --          --                243
    Net income (loss) .............             --         (885)         --               (885)
    Foreign currency translation ..             --           --           3                  3
    Comprehensive loss ............             --           --          --               (882)
                                         -------------------------------------------------------
Balance, December 31, 2000 ........       $101,122     $ 15,833          $3          $ 117,126
                                         =======================================================

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

      Revenue Recognition: Revenues are recognized upon shipment of products or, in the case of inventory management contracts, when the product is delivered to the customer's production line. Revenues include freight billed to customers and the related freight costs are recorded as cost of sales.

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

      Concentration of Credit Risk: The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. The allowance for doubtful accounts and related activity were not material at and for the years ended December 31, 2000, 1999 and 1998. One customer of the industrial segment accounted for approximately 16%, 14% and 13% of consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Accounts receivable balances related to this customer represented approximately 10% and 20% of total accounts receivable at December 31, 2000 and 1999, respectively.

      Fair Value of Financial Instruments: The carrying amounts of accounts receivable, prepaid expenses and accounts payable approximate fair values due to the short-term maturities of these instruments. The Company's publicly-traded Senior Subordinated Notes had a fair value of $54.0 million at December 31, 2000. The carrying value of the Company's remaining debt facilities and capital lease obligations approximate fair value since the rates on such facilities are variable, based on current market or are at fixed rates currently available to the Company.

      Common Stock Based Compensation: The Company follows the intrinsic value method of accounting for stock options and performance-based stock awards as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.

      Risks and Uncertainties: Certain types of specialized fasteners are available from only a limited number of sources. If those sources become unavailable, the Company would not be able to continue to sell such fasteners unless the Company could locate an alternative supplier. The Company's inability to supply certain types of fasteners may adversely affect the Company's sales and its relationship with the customers requiring such fasteners.

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

3. PROPERTY AND EQUIPMENT AND GOODWILL

                                              Useful          December 31,
                                             Lives in    ----------------------
                                               Years       2000          1999
                                             --------    --------      --------
                                                             (in thousands)

Buildings ................................     10-40     $  2,816      $  2,568
Leasehold improvements ...................      6-20        3,420         2,991
Equipment ................................       3-8        8,333         7,475
Furniture and fixtures ...................       5-7        2,758         1,145
Construction in progress .................        --        3,491           748
                                                         --------      --------
                                                           20,818        14,927
Less accumulated depreciation and
  amortization ...........................                 (6,499)       (3,669)
                                                         --------      --------
                                                         $ 14,319      $ 11,258
                                                         ========      ========

                                                           December 31,
                                                   ----------------------------
                                                      2000               1999
                                                   ---------          ---------
                                                          (in thousands)

Goodwill .................................         $ 138,190          $ 138,190
Less accumulated amortization ............            (8,807)            (5,352)
                                                   ---------          ---------
                                                   $ 129,383          $ 132,838
                                                   =========          =========

4. CREDIT FACILITY, LONG-TERM DEBT AND LEASES

                                                                         December 31,
                                                                    ---------------------
                                                                      2000         1999
                                                                    --------     --------
                                                                        (in thousands)
Senior Subordinated Notes with interest payable semi-
   Annually at 12.25% (an effective rate of 12.75%),
   Maturing March 2009 ........................................     $ 97,492     $ 97,327

Borrowings under Bank Credit Facility:
   Revolving credit loan with interest payable quarterly at
       LIBOR + 2% (8.8% at December 31, 2000), maturing
       September 2004 .........................................       61,000       60,000

   Revolving credit loan with interest payable monthly at prime
       (9.5% at December 31, 2000), maturing September 2004 ...        6,012       10,883

Capital leases ................................................        2,311        2,607

Other notes payable ...........................................          431          606
                                                                    --------     --------
                                                                     167,246      171,423

Less current maturities .......................................       67,501       71,361
                                                                    --------     --------
Long-term debt, net of current maturities .....................     $ 99,745     $100,062
                                                                    ========     ========

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At December 31, 2000, the Company was in compliance with the covenants. Each of the Company's subsidiaries, which are wholly owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and, under certain circumstances, a minimum fixed charge ratio. At December 31, 2000, the Company was in compliance with the covenants. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. Borrowings under the Bank

Credit Facility are classified as current liabilities in accordance with EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. At December 31, 2000, the Company had approximately $20.0 million available under the Bank Credit Facility. The weighted-average interest rate on short-term borrowings outstanding was 8.10% and 7.56% at December 31, 2000 and 1999, respectively.

      In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2.3 million ($0.07 impact on earnings per share) noncash charge for the write-off of debt issuance costs.

      Maturities of long-term debt (excluding capital leases) for the five years subsequent to December 31, 2000 are $67,209,000, $95,000, $94,000, $45,000 and
$0, respectively.

      The Company leases a portion of its buildings and equipment under non-cancelable capital and operating leases. Future minimum lease payments under the capital and operating leases, together with the present value of the net minimum lease payments, as of December 31, 2000 are as follows:

                                              Capital     Operating
Year Ending December 31:                       Leases       Leases        Total
------------------------                      ------      ---------      ------
                                                        (in thousands)
2001 ..................................       $  556       $ 3,966       $ 4,522
2002 ..................................          452         3,361         3,813
2003 ..................................          419         2,864         3,283
2004 ..................................          376         2,241         2,617
2005 ..................................          363         1,850         2,213
Thereafter ............................        1,864         5,827         7,691
                                              ------       -------       -------
Total minimum lease payments ..........        4,030        20,109        24,139

Less amount representing
   Interest ...........................        1,719
                                              ------

Present value of net minimum
   Lease payments .....................        2,311
Current maturities ....................          292
                                              ------
Long-term portion .....................       $2,019
                                              ======

      Total rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $4,210,000, $3,435,000, and
$1,966,000, respectively, including amounts to related parties of $1,217,000, $952,000, and $916,000, respectively. Total minimum lease payments include payments due to stockholders of $3,670,000 for capital leases and $8,454,000 for operating leases.

5. INCOME TAXES

      The Company files a consolidated federal income tax return which includes the operations of the Founding Companies for periods after the Initial Acquisitions and the operations of the Subsequent Acquisitions for periods after the Subsequent Acquisitions.

      Deferred income taxes reflect the activity of the accounting acquiror for all periods and the remaining Founding Companies are included for all periods subsequent to March 10, 1998, the date of the

Initial Acquisitions. Also reflected in deferred income taxes on the December 31, 2000 financial statements are the deferred income taxes acquired through the Subsequent Acquisitions during the year ended December 31, 1998 which were unrelated to the Initial Acquisitions.

      If it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance to reduce the deferred tax assets reported is required based on the weight of evidence. After consideration of all the evidence, both positive and negative, no valuation allowance is necessary to reduce the deferred tax assets at December 31, 2000 as the Company believes it will realize the deferred tax assets principally through future earnings.

      Components of income tax expense are as follows:

                                                  Year Ended December 31,
                                          --------------------------------------
                                            2000            1999           1998
                                          -------         -------         ------
                                                       (in thousands)
Currently paid or payable:
     Federal .....................        $ 1,572         $ 1,549         $5,585
     State .......................            504             863          1,076
                                          -------         -------         ------
                                            2,076           2,412          6,661
Deferred:
     Federal .....................           (582)           (461)           126
     State .......................           (132)           (105)            28
                                          -------         -------         ------
                                             (714)           (566)           154
                                          -------         -------         ------
                                          $ 1,362         $ 1,846         $6,815
                                          =======         =======         ======

      The net deferred tax assets (liabilities) consist of the following:

                                                              December 31,
                                                        -----------------------
                                                          2000            1999
                                                        --------        -------
                                                             (in thousands)
Deferred tax assets:
     Receivables allowance ......................       $    793        $   471
     Inventory allowance ........................          6,380          5,519
     Accrued expenses ...........................          1,526          1,776
     Uniform cost capitalization ................          1,144          1,429
     Property and equipment .....................            516            416
     Other ......................................            138            152
                                                        --------        -------
                                                          10,497          9,763
                                                        --------        -------

Deferred tax liabilities, other .................           (116)           (96)
                                                        --------        -------

                                                        $ 10,381        $ 9,667
                                                        ========        =======

Net deferred taxes consist of the following:
   Current assets ...............................       $  9,865        $ 9,251
   Noncurrent assets ............................            516            416
                                                        --------        -------
                                                        $ 10,381        $ 9,667
                                                        ========        =======

      The Company's effective tax rate varied from the federal statutory tax rate as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                   2000        1999        1998
                                                  -----       -----        ----

Expected income tax rate ..................        34.0%       34.0%       34.0%
International export sales partially
   Exempt from federal income taxes
   (FSC benefit) ..........................       (41.9)      (14.1)       (1.3)
State taxes, net of federal benefit .......        34.2         4.0         9.5
Nondeductible compensation ................        17.3        --           4.9
Nondeductible goodwill ....................       246.2        44.2         5.0
Other nondeductible expenses ..............        (4.3)        2.3         0.4
                                                  -----       -----        ----
Effective tax rate ........................       285.5%       70.4%       52.5%
                                                  =====       =====        ====

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

7. EARNINGS (LOSS) PER SHARE

      The computation of net income per share for the year ended December 31, 1998 is based on the weighted average shares of common stock of Alatec prior to the Offering and the weighted average shares of the Company's common stock outstanding subsequent to the Offering. The computation of net income (loss) per share for the years ended December 31, 2000 and 1999 is based on the weighted average shares of common stock outstanding during the years ended December 31, 2000 and 1999, respectively.

      Basic and diluted net income (loss) per share is computed based on the following information:

                                                  Year Ended December 31,
                                           -------------------------------------
                                             2000            1999          1998
                                           --------        -------       -------
BASIC:                                                  (in thousands)

Net income (loss) ..................       $   (885)       $   776       $ 6,173
                                           ========        =======       =======

Average common shares ..............         16,744         16,670        13,788
                                           ========        =======       =======

DILUTED:

Net income (loss)  .................       $   (885)       $   776       $ 6,173
                                           ========        =======       =======

Average common shares ..............         16,744         16,670        13,788

Common share equivalents:
     Warrants ......................             --             --            13
     Options .......................             14              1             3
                                           --------        -------       -------
          Total common share
              equivalents ..........             14              1            16
                                           --------        -------       -------

Average common shares and
     Common share equivalents ......         16,758         16,671        13,804
                                           ========        =======       =======

8. STOCK OPTION PLAN

      The Board of Directors has adopted, and the stockholders of the Company have approved, the Pentacon, Inc. 1998 Stock Plan (the "1998 Stock Plan"). The aggregate amount of common stock with respect to which options or other awards may be granted may not exceed 1,700,000 shares. As of December 31, 2000, the Company had granted options and other awards for a total of 1,398,087 shares under the 1998 Stock Plan.

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

      The Company applies APB 25 in accounting for the Plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is required by Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 2000, 1999 and 1998 respectively: (i) risk-free interest rate of 5.03%, 6.34% and 6.50%, (ii) a dividend yield of 0.00%, (iii) volatility factors of the historical market price of the Company's common stock of 84.6%, 75.7% and 49.8%, respectively and (iv) a weighted average expected life of 10 years.

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

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the stock options. Had compensation for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per common share would have been adjusted to the pro forma amounts indicated below:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                            2000           1999           1998
                                         ---------      ---------      ---------
                                            (in thousands, except share data)
Net income (loss)
    As reported ....................     $    (885)     $     776      $   6,173
    Pro forma ......................     $  (1,662)     $  (1,987)     $   4,082
Income (loss) per share
    As reported ....................     $   (0.05)     $    0.05      $    0.45
    Pro forma ......................     $   (0.10)     $   (0.12)     $    0.30

      A summary of the status and activity of the Company's fixed stock option plans for officers and employees is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                            Shares       Prices
                                                         ----------     --------
Stock options outstanding at December 31, 1997 ......            --      $   --
   Options granted ..................................     1,120,180       10.24
   Options cancelled ................................       (16,450)      10.00
                                                         ----------
Stock options outstanding at December 31, 1998 ......     1,103,730      $10.24
   Options granted ..................................       165,900        5.58
   Options cancelled ................................       (56,405)       9.92
                                                         ----------
Stock options outstanding at December 31, 1999 ......     1,213,225      $ 9.62
   Options granted ..................................       426,071        1.83
   Options cancelled ................................      (333,318)       9.57
                                                         ----------
Stock options outstanding at December 31, 2000 ......     1,305,978      $ 7.09
                                                         ==========

Common shares authorized under the 1998 Stock Plan ..     1,700,000
   Outstanding options ..............................    (1,305,978)
   Outstanding stock grants .........................       (92,109)
                                                         ----------
Options available for grant at December 31, 2000 ....       301,913
                                                         ==========

Shares exercisable at December 31, 2000 .............       507,181      $ 8.85

      The weighted average fair value of options granted in the years ended December 31, 2000, 1999 and 1998 was $1.57, $4.65 and $7.15, respectively. The following summarizes information related to stock options outstanding at December 31, 2000:

                                            Options Outstanding                        Options Exercisable
                                -----------------------------------------    --------------------------------------
                                                              Weighted                                    Weighted
                                                 Remaining    Average                          Remaining   Average
                                    Shares          Life      Exercise           Shares          Life      Exercise
Range of Exercise Prices        (in thousands)    (Years)      Price         (in thousands)     (Years)     Price
-------------------------------------------------------------------------------------------------------------------
$ 0.88  to $ 3.00                    428            9.7       $  1.80              42             9.5      $  1.85
$ 3.00  to $10.00                    113            8.1          6.09              81             8.1         5.95
$ 10.00                              684            7.2         10.00             343             7.2        10.00
$ 10.00 to $12.44                     81            7.6         11.84              41             7.6        12.06
-------------------------------------------------------------------------------------------------------------------
Total                              1,306            8.1       $  7.09             507             7.6      $  8.85
-------------------------------------------------------------------------------------------------------------------

9. SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information are as follows:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                           2000            1999           1998
                                         -------         -------         -------
                                                      (in thousands)

Interest paid ..................         $17,297         $14,971         $ 2,576
Income taxes paid ..............         $ 1,023         $ 4,865         $11,217

                                                    Founding         Subsequent
                                                    Companies       Acquisitions
                                                    ---------       ------------
                                                         (in thousands)
Details of 1998 acquisitions:

Fair value of assets .......................        $139,392          $152,708
Liabilities ................................          62,354            63,692
                                                    --------          --------
Total consideration ........................          77,038            89,016
Less stock consideration ...................          53,760            11,496
Less cash acquired .........................           1,330               489
                                                    --------          --------
Net cash paid ..............................        $ 21,948          $ 77,031
                                                    ========          ========

10. EMPLOYEE BENEFIT PLANS

      The Company has a number of defined contribution plans which cover substantially all of the Company's full-time employees. Under certain plans, the Company may make discretionary contributions, match various percentages of participants' contributions or both. The Company contributed $529,000, $639,000 and $575,000 in matching contributions to the plans for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company made discretionary contributions to certain plans of $93,000 and $117,000 for the years ended December 31, 1999 and 1998, respectively.

11. UNAUDITED QUARTERLY OPERATING RESULTS

                                            First      Second        Third        Fourth
                                           Quarter     Quarter      Quarter       Quarter
                                           -------     -------      -------       -------
                                                   (in thousands, except share data)
Year Ended December 31, 2000
  Revenue ............................     $74,365     $73,891     $ 67,810      $ 67,605
  Gross profit .......................      22,728      22,515       20,786        19,743
  Operating income ...................       5,691       5,871        4,808         2,975
  Interest expense ...................       4,820       4,746        4,654         4,739
  Net income (loss) ..................         405         440         (526)       (1,204)
  Basic earnings (loss) per share ....        0.02        0.03        (0.03)        (0.07)
  Diluted earnings (loss) per share ..        0.02        0.03        (0.03)        (0.07)

Year Ended December 31, 1999
  Revenue ............................     $66,550     $71,197     $ 68,406      $ 66,745
  Gross profit .......................      21,902      22,636       21,572        20,315
  Operating income ...................       6,032       6,349        5,547         3,418
  Write-off of debt issuance costs ...       2,308          --           --            --
  Interest expense ...................       3,192       4,266        4,534         4,543
  Net income (loss) ..................         259         900          428          (811)
  Basic earnings (loss) per share ....        0.02        0.05         0.03         (0.05)
  Diluted earnings (loss) per share ..        0.02        0.05         0.03         (0.05)

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

13. RELATED PARTY TRANSACTIONS

      The Company purchased $1,415,000, $1,243,000 and $1,805,000, of products for the years ended December 31, 2000, 1999 and 1998, respectively, from a supplier which is 50% owned by a shareholder. The Company had sales of $3,841,000, $5,387,000 and $6,784,000, of products for the years ended December 31, 2000, 1999 and 1998, respectively, to a company which has a board member who is also a member of the Company's board. The Company has a receivable of $2,463,000 and $1,579,000 relating to such sales at December 31, 2000 and 1999, respectively. Other related party transactions are discussed in Note 4.

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

      Financial information by industry segment follows:

                                                        Revenues                             Operating Income
                                         -------------------------------------     --------------------------------------
                                                 Year Ended December 31,                  Year Ended December 31,
                                         -------------------------------------     --------------------------------------
                                            2000          1999        1998(1)       2000(2)       1999(3)      1998(1)(3)
                                            ----          ----        ----          ----          ----         ----
                                                                                              (in thousands)
Aerospace ..........................     $ 123,435     $ 130,981     $  98,603     $  9,732      $ 15,588      $  13,747
Industrial .........................       160,236       141,917        94,693       16,692        13,023         10,215
                                         ---------     ---------     ---------     --------      --------      ---------

                                         $ 283,671     $ 272,898     $ 193,296       26,424        28,611         23,962
                                         =========     =========     =========

Write-off of debt issuance costs ...                                                     --        (2,308)            --
Other income .......................                                                     91           119             85
General corporate ..................                                                 (3,624)       (3,797)        (3,860)
Goodwill amortization ..............                                                 (3,455)       (3,468)        (1,944)
Interest expense ...................                                                (18,959)      (16,535)        (5,255)
                                                                                   --------      --------      ---------
Income before taxes ................                                               $    477      $  2,622      $  12,988
                                                                                   ========      ========      =========

Consolidated assets ................

                                                       Total Assets
                                         ---------------------------------------
                                                       December 31,
                                         ---------------------------------------
                                            2000         1999(3)         1998(3)
                                            ----         ----            ----

Aerospace ..........................     $ 127,634      $ 128,649      $ 125,480
Industrial .........................        54,762         52,005         39,625
                                         ---------      ---------      ---------

                                           182,396        180,654        165,105


Write-off of debt issuance costs ...
Other income .......................
General corporate ..................       143,384        146,465        136,248
Goodwill amortization ..............
Interest expense ...................

Income before taxes ................

Consolidated assets ................     $ 325,780      $ 327,119      $ 301,353
                                         =========      =========      =========

(1) Represents the financial information of Alatec prior to the Initial Acquisitions and the initial public offering and the consolidated results of Pentacon subsequent to the Initial Acquisitions and the initial public offering on March 10, 1998.

(2) Aerospace Group operating income for the year ended December 31, 2000 includes a charge of $2.0 million primarily related to exiting certain non-core and under-performing operations.

(3) Goodwill and related amortization has been excluded from segment operating income and segment total assets for the year ended December 31, 2000. Prior years have been restated to conform to the 2000 presentation.

      Capital expenditures by segment were as follows:

Year Ended December 31,  Aerospace      Industrial         Corporate       Total
-----------------------  ---------      ----------         ---------       -----
                                      (in thousands)

         2000             $1,593          $4,126              $154        $5,873
         1999              3,776           2,174                88         6,038
         1998              2,136           1,424               247         3,807

Geographic Information

      The Company recorded export sales of $38,216,000, $39,274,000 and $26,320,000 in the years ended December 31, 2000, 1999 and 1998, respectively. The Company has export sales through its foreign sales corporation to Europe, Canada, the Far East, Mexico, Australia and South America, of which no country or region is individually significant.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Incorporated by reference to the Pentacon, Inc. Proxy Statement for the Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

       Report of Independent Auditors

       Consolidated Balance Sheets as of December 31, 2000 and 1999

       Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

       Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998

       Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

       Financial Statement Schedule II.

(a)(3) Exhibits

       3.1 Second Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Registration Statement No. 333-41383).
       3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 of Registration Statement No. 333-41383).
       4.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Amendment No. 5 of the Company's Form S-1 (No. 333-41383)).
       4.2    Pentacon, Inc. 1998 Stock Plan (incorporated by reference to
              Exhibit 10.10 of Amendment No. 1 of the Company's Form S-1 (No. 333-41383)).
       4.3    Pentacon, Inc. 401(k) Plan (incorporated herein by reference to
              Exhibit 99.1 of the Company's Form S-8 (No. 333-86703)).
       4.4 Indenture Dated as of March 30, 1999 (incorporated herein by reference to Exhibit 4.1 of Registration Statement No. 333-77081).
       10.1+ Employment Agreement with Mark Baldwin (incorporated herein by reference to Exhibit 10.6 of Registration Statement No. 333-41383).
       10.2*+ Employment Agreement with Jack L. Fatica
       10.3*+ Employment Agreement with Jeffrey P. Fatica
       10.4*+ Executive Severance Agreement with James C. Jackson
       10.5*+ Executive Severance Agreement with Robert L. Ruck
       10.6*+ Executive Severance Agreement with Bruce M. Taten
       10.7+ Form of Officer and Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.9 of Registration Statement No. 333-41383).
       10.8 Second Amended and Restated Loan and Security Agreement (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 filed on November 15, 1999).
       21.1*  Subsidiaries of the Registrant
       23.1*  Consent of Ernst & Young LLP

             * Filed herewith
             + Management contract

(b) Reports On Form 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PENTACON, INC.


Dated: March 27, 2001                   By: /s/ MARK E. BALDWIN
                                           -------------------------------------
                                                Chairman of the Board
                                                & Chief Executive Officer

      The undersigned directors and officers of Pentacon, Inc. hereby constitute and appoint Bruce M. Taten and James C. Jackson, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place, and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Name                            Capacity                     Date
              ----                            --------                     ----


        /s/ MARK E. BALDWIN           Chairman of the Board and       March 27, 2001
-----------------------------------   Chief Executive Officer


       /s/ ROBERT M. CHISTE           Director                        March 27, 2001
-----------------------------------


      /s/ JOHN C. DANNEMILLER         Director                        March 27, 2001
-----------------------------------


        /s/ JACK L. FATICA            Director                        March 27, 2001
-----------------------------------


       /s/ CARY M. GROSSMAN           Director                        March 27, 2001
-----------------------------------


       /s/ JAMES C. JACKSON           Vice President and Controller   March 27, 2001
-----------------------------------   (Principal Financial and
                                      Accounting Officer)


        /s/ DONALD B. LIST            Director                        March 27, 2001
-----------------------------------


        /s/ MARY E. McCLURE           Director                        March 27, 2001
-----------------------------------


    /s/ BENJAMIN E. SPENCE, JR.       Director                        March 27, 2001
-----------------------------------


        /s/ NISHAN TESHOIAN           Director                        March 27, 2001
-----------------------------------


       /s/ CLAYTON K. TRIER           Director                        March 27, 2001
-----------------------------------

                                 Pentacon, Inc.

                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999 and 1998

          (A)                 (B)                       (C)                          (D)                (E)
                                                     Additions
                                          ---------------------------------
                          Balance at       Charged to           Charged
                         Beginning of        Costs              To Other                           Balance at End
      Description           Period        and Expenses        Accounts (1)        Deductions          of Period
-----------------------------------------------------------------------------------------------------------------
                                                             (in thousands)
  Inventory Reserves
         2000              $  13,148        $  2,182            $   742           $   (955)          $  15,117
         1999                 10,446           1,523              2,492             (1,313)             13,148
         1998                  1,515           1,441              9,581             (2,091)             10,446

(1) Primarily relates to acquisitions