Form 10-Q
period 2001-03-31
PENTACON INC
filed 2001-05-11
CIK 1050504

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------


      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock of the Registrant, par value $.01 per share, outstanding at April 30, 2001 was 16,839,898.

                                 PENTACON, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001
                       and December 31, 2000.............................  3

                  Consolidated Statements of Operations for the
                       Three Months ended March 31, 2001 and 2000........  4

                  Consolidated Statements of Cash Flows for the
                       Three Months ended March 31, 2001 and 2000........  5

                  Notes to Consolidated Financial Statements.............  6

         Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................  9

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K....................... 12

         Signature....................................................... 12

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31, 2001   DECEMBER 31, 2000
                                                                 --------------   -----------------
                                                                  (Unaudited)
                                                                        (in thousands)
                            ASSETS
Cash and cash equivalents .......................................    $    124        $    158
Accounts receivable .............................................      43,263          41,433
Inventories .....................................................     123,642         124,530
Deferred income taxes ...........................................       9,242           9,865
Other current assets ............................................       1,002           1,044
                                                                     --------        --------
                    Total current assets ........................     177,273         177,030
                                                                     --------        --------
Property and equipment, net .....................................      14,444          14,319
Goodwill, net ...................................................     128,519         129,383
Deferred income taxes ...........................................         208             516
Other assets ....................................................       4,324           4,532
                                                                     --------        --------
                    Total assets ................................    $324,768        $325,780
                                                                     ========        ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................................    $ 27,866        $ 28,303
Accrued expenses ................................................       7,212           7,564
Accrued interest ................................................       7,216           4,154
Income taxes payable ............................................         399           1,387
Current maturities of long-term debt ............................      65,116          67,501
                                                                     --------        --------

                    Total current liabilities ...................     107,809         108,909

Long-term debt, net of current maturities .......................      99,709          99,745
                                                                     --------        --------

                    Total liabilities ...........................     207,518         208,654
                                                                     --------        --------
Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding ...............        --              --
Common stock, $.01 par value, 51,000,000 shares
     authorized, 16,839,898 and 16,769,251 shares issued and
     outstanding in 2001 and 2000, respectively .................         168             168
Additional paid in capital ......................................     101,162         101,122
Retained earnings ...............................................      15,915          15,833
Accumulated comprehensive income ................................           5               3
                                                                     --------        --------

                  Total stockholders' equity ....................     117,250         117,126
                                                                     --------        --------
                  Total liabilities and stockholders' equity ....    $324,768        $325,780
                                                                     ========        ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                     ------------------------------
                                                          2001           2000
                                                        --------       --------
                                                   (in thousands, except share data)
Revenues ........................................       $ 71,311       $ 74,365
Cost of sales ...................................         49,992         51,637
                                                        --------       --------
     Gross profit ...............................         21,319         22,728

Operating expenses ..............................         15,752         16,173
Goodwill amortization ...........................            864            864
                                                        --------       --------

     Operating income ...........................          4,703          5,691

Other (income) expense, net .....................              2            (23)
Interest expense ................................          4,599          4,820
                                                        --------       --------

     Income  before taxes .......................            102            894
Income taxes ....................................             20            489
                                                        --------       --------

     Net income .................................       $     82       $    405
                                                        ========       ========
Net income per share:
     Basic ......................................       $   0.00       $   0.02
     Diluted ....................................       $   0.00       $   0.02

Reconciliation of net income to
   Comprehensive income:
      Net income ................................       $     82       $    405
      Currency translation adjustment ...........              5           --
                                                        --------       --------
      Comprehensive income ......................       $     87       $    405
                                                        ========       ========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                     2001          2000
                                                                    -------       -------
                                                                        (in thousands)
Cash Flows From Operating Activities:
         Net income .............................................   $    82       $   405
Adjustments to reconcile net income  to net cash provided by
  (used in) operating activities:
         Depreciation and amortization ..........................     1,634         1,583
         Amortization of discount on notes ......................        44            38
         Deferred income taxes ..................................       931          --
         Changes in operating assets and liabilities:
                      Accounts receivable .......................    (1,830)       (3,642)
                      Inventories ...............................       888         1,543
                      Other current assets ......................        42          (422)
                      Other assets ..............................       207            47
                      Accounts payable and accrued expenses .....     2,273         4,047
                      Income taxes payable ......................      (988)          535
                                                                    -------       -------
              Net cash provided by operating activities .........     3,283         4,134

Cash Flows From Investing Activities:
         Capital expenditures ...................................      (844)       (1,878)
         Other ..................................................        17             9
                                                                    -------       -------
               Net cash used in investing activities ............      (827)       (1,869)

Cash Flows From Financing Activities:
         Repayments of term debt ................................      (142)         (118)
         Net repayments under credit facility ...................    (2,348)       (2,238)
                                                                    -------       -------
              Net cash used in financing activities .............    (2,490)       (2,356)
                                                                    -------       -------

Decrease in cash and cash equivalents ...........................       (34)          (91)

Cash and cash equivalents, beginning of period ..................       158           219
                                                                    -------       -------

Cash and cash equivalents, end of period ........................   $   124       $   128
                                                                    =======       =======

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      The consolidated financial statements of Pentacon, Inc. (the "Company") included herein have been prepared without audit pursuant to the Rules and Regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature. There has been no significant change in the accounting policies of the Company during the periods presented. The statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted this standard in the quarter ended March 31, 2001. The adoption had no impact on net income because of the Company's minimal use of derivatives.

2. CREDIT FACILITY AND LONG-TERM DEBT

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At March 31, 2001, the Company was in compliance with the covenants. Each of the Company's subsidiaries, all of which are wholly owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and, under certain circumstances, a minimum fixed charge ratio. At March 31, 2001, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At March 31, 2001, the Company had approximately $22.5 million available under the Bank Credit Facility.

3. EARNINGS PER SHARE

      Basic and diluted net income per share is computed based on the following information:

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                      2001           2000
                                                     -------       -------
                                                         (in thousands)
BASIC:

Net income ....................................      $    82       $   405
                                                     =======       =======

Average common shares .........................       16,788        16,697
                                                     =======       =======
DILUTED:

Net income ....................................      $    82       $   405
                                                     =======       =======

Average common shares .........................       16,788        16,697

Common share equivalents:
    Warrants ..................................         --            --
    Options ...................................           12             9
                                                     -------       -------
        Total common share equivalents ........           12             9
                                                     -------       -------
Average common shares and
     Common share equivalents .................       16,800        16,706
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

                                                            Revenues                 Operating Income
                                                    -----------------------       -----------------------
                                                       Three Months Ended           Three Months Ended
                                                            March 31,                    March 31,
                                                    -----------------------       -----------------------
                                                      2001           2000           2001         2000 (1)
                                                    --------       --------       --------       --------
                                                                        (in thousands)
Industrial ...................................      $ 36,348       $ 43,168       $  3,171       $  4,380
Aerospace ....................................        34,963         31,197          3,422          3,143
                                                    --------       --------       --------       --------

                                                    $ 71,311       $ 74,365          6,593          7,523
                                                    ========       ========

Reconciliation to income before taxes:

Other income (expense), net ..................                                          (2)            23

General corporate expense ....................                                      (1,026)          (968)
Goodwill amortization ........................                                        (864)          (864)
Interest expense .............................                                      (4,599)        (4,820)
                                                                                  --------       --------
Income before taxes ..........................                                    $    102       $    894
                                                                                  ========       ========


(1) Goodwill and related amortization has been excluded from segment operating income. The prior year has been restated to conform to the 2001 presentation.

7. SUBSEQUENT EVENTS

      On April 25, 2001, the Company announced that Mark E. Baldwin had resigned the positions of Chairman and Chief Executive Officer, and that Robert L. Ruck, President of the Company's Aerospace Group, was elected Chief Executive Officer and a Board member, and Cary M. Grossman, an outside director and co-founder of the Company, was elected Chairman. The Company also announced that it would be closing its corporate office in Houston, Texas and relocating those functions to Chatsworth, California, where its Aerospace Group is headquartered.

      In addition, the Company announced that it had decided to offer up to $10 million of slower moving Aerospace Group inventory at substantially discounted prices. The Company is in the process of identifying the specific inventory and will take a non-cash charge for the estimated loss in the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion should be read in conjunction with the financial statements of the Company and related notes thereto and management's discussion and analysis of financial condition and results of operations related thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to: (1) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (2) changes in economic and industry conditions; (3) changes in regulatory requirements; (4) changes in interest rates; (5) levels of borrowings under the Company's Bank Credit Facility; (6) accumulation of excess inventories; and (7) volume or price adjustments with respect to sales to major customers. These and other risks and assumptions are described in the company's Annual Report of Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

      Quarterly results may be materially affected by the timing and magnitude of assimilation costs, costs of opening new facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three-month period or for a full year.

THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

      The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                                         Three Month Period Ended
                                                                March 31,
                                              ----------------------------------------------
                                                      2001                      2000
                                              --------------------       -------------------
                                                           (dollars in thousands)
Revenues .............................        $71,311        100.0%      $74,365       100.0%
Cost of sales ........................         49,992         70.1        51,637        69.4
                                              -------      -------       -------     -------
        Gross profit .................         21,319         29.9        22,728        30.6

Operating expenses ...................         15,752         22.1        16,173        21.7
Goodwill amortization ................            864          1.2           864         1.2
                                              -------      -------       -------     -------
        Operating income .............        $ 4,703          6.6%      $ 5,691         7.7%
                                              =======      =======       =======     =======

REVENUES

      Revenues decreased $3.1 million, or 4.2%, to $71.3 million for the three months ended March 31, 2001 from $74.4 million for the three months ended March 31, 2000. The decrease in revenues was attributable to a 15.8% revenue decline in the Industrial Group offset by a 12.1% revenue increase in the Aerospace Group. The Aerospace Group increase primarily relates to the new contract business signed in the year 2000. The reduction in the Industrial Group revenues was primarily the result of a decline in sales to the heavy-duty truck market that began in the third quarter of 2000. In addition, the Company experienced softening sales to the telecommunications customers. However, strong revenue growth was experienced in the power generation sector of the business.

COST OF SALES

      Cost of sales decreased $1.6 million, or 3.1%, to $50.0 million for the three months ended March 31, 2001 from $51.6 million for the three months ended March 31, 2000. As a percentage of revenues, cost of sales increased from 69.4% for the three months ended March 31, 2000, to 70.1% for the three months ended March 31, 2001. As a result of the implementation of the new contracts in the Aerospace Group, gross margins declined from the comparable year 2000 period. Contract business in the Aerospace Group typically carries a lower margin than bid and buy business because the working capital investment is lower. Gross margins for the quarter in the Industrial Group increased in the current year quarter compared to the prior year quarter as a result of a change in sales mix.

OPERATING EXPENSES

      Operating expenses decreased $0.4 million, or 2.5%, to $15.8 million for the three months ended March 31, 2001 from $16.2 million for the three months ended March 31, 2000. As a percentage of revenues, operating expenses increased from 21.7% for the three months ended March 31, 2000, to 22.1% for the three months ended March 31, 2001. The Company continues to realize the operating efficiency benefits of the consolidation of its information technology systems and facilities in the Aerospace Group. In addition, the fourth quarter 2000 decision to exit certain non-core and under-performing businesses contributed to the reduction in operating expenses in the first quarter of 2001. The increase in operating expenses in the Industrial Group as a percentage of revenue was largely due to the decline in revenues as operating expenses in absolute dollar terms were lower in the current year quarter than in the prior year quarter.

OPERATING INCOME

      Due to the factors discussed above, operating income decreased $1.0 million to $4.7 million for the three months ended March 31, 2001 from $5.7 million for the three months ended March 31, 2000. As a percentage of revenues, operating income decreased to 6.6% for the three months ended March 31, 2001 from 7.7% for the three months ended March 31, 2000.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the three months ended March 31, 2001, totaled $4.6 million compared to $4.8 million for the three months ended March 31, 2000. The decrease in interest expense resulted from both lower debt levels and lower interest rates.

PROVISION FOR INCOME TAXES

      The provision for income taxes for the three months ended March 31, 2001 was $20 thousand (an effective rate of 19.6%) compared with $0.5 million (an effective rate of 54.7%) for the three months ended March 31, 2000. The lower effective tax rate in the current year primarily relates to anticipated Aerospace Group inventory disposals at substantially discounted prices. The higher effective tax rate for the three-months ended March 31, 2000 primarily related to nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

      The Company provided $3.3 million of net cash from operating activities during the three months ended March 31, 2001; this cash was used for debt reduction and capital expenditures. Net cash used in investing activities was $0.8 million for capital expenditures. Net cash used in financing activities was $2.5 million for the three months ended March 31, 2001 and consisted of repayments of debt. At March

31, 2001, the Company had cash of $0.1 million, working capital of $69.5 million and long-term debt of $99.7 million.

      In March 1999, the Company sold $100 million of Senior Subordinated Notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's Bank Credit Facility. The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At March 31, 2001, the Company was in compliance with the covenants. Each of the Company's subsidiaries, all of which are wholly owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and, under certain circumstances, a minimum fixed charge ratio. At March 31, 2001, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At March 31, 2001, the Company had approximately $22.5 million available under the Bank Credit Facility.

      The Company's Industrial Group is implementing the J.D. Edwards' One World Enterprise Application Solution as its common information system. The total expenditures for this information system are expected to be approximately $5.5 million during the years 2000 and 2001. The majority of these expenditures are capitalized as computer hardware and software and depreciated over the estimated useful life of the assets. The total expenditures for this system were $4.7 million through March 31, 2001. Funding for these expenditures and future capital expenditures will be provided by operating cash flows.

      In April 2001, the Company announced that it had decided to offer up to $10 million of slower moving Aerospace Group inventory at substantially discounted prices. The Company is in the process of identifying the specific inventory and will take a non-cash charge for the estimated loss in the second quarter. The disposal of this inventory will allow the Company to improve its inventory mix, obtain refunds of previously paid taxes and eliminate the current year tax liability.

SEASONALITY AND INFLATION

      The Company experiences seasonal declines in the fourth quarter due to declines in its customers' activities in that quarter. The Company's volume of business may be adversely affected by a decline in projects as a result of regional or national downturns in economic conditions. Inflation has not had a material impact on the Company's results of operations.

                           PART II -OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         None.

(b)  REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated April 26, 2001 which included a copy of a press release announcing among other things the resignation of Mark E. Baldwin, Chairman and Chief Executive Officer.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PENTACON, INC.


Dated:    May 11, 2001            By: /s/ JAMES C. JACKSON
                                      --------------------
                                      JAMES C. JACKSON
                                      Vice President & Controller
                                      (Principal Financial & Accounting Officer)