Form 10-Q
period 2001-06-30
PENTACON INC
filed 2001-08-13
CIK 1050504

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

Number of shares of common stock of the Registrant, par value $.01 per share, outstanding at July 31, 2001 was 16,959,478.

                                 PENTACON, INC.
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                      INDEX

Part I - Financial Information

      Item 1 - Financial Statements

            Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000..............................      3

            Consolidated Statements of Operations for the
               Three Months and Six Months ended
               June 30, 2001 and 2000.............................      4

            Consolidated Statements of Cash Flows for the Six
               Months ended June 30, 2001 and 2000................      5

            Notes to Consolidated Financial Statements............      6

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............      8

Part II - Other Information

      Item 4 - Submission of Matters to a Vote of Security Holders.    13

      Item 6 - Exhibits and Reports on Form 8-K...................     13

      Signature...................................................     14

                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30, 2001    DECEMBER 31, 2000
                                                                  ---------------   -----------------
                                                                    (Unaudited)
                                                                 (in thousands, except share data)
              ASSETS
Cash and cash equivalents .....................................      $     122          $     158
Accounts receivable ...........................................         46,839             41,433
Inventories ...................................................        115,757            124,530
Deferred income taxes .........................................         10,814              9,865
Other current assets ..........................................            808              1,044
                                                                     ---------          ---------

         Total current assets .................................        174,340            177,030
                                                                     ---------          ---------

Property and equipment, net ...................................         14,624             14,319
Goodwill, net .................................................        127,655            129,383
Deferred income taxes .........................................            208                516
Other assets ..................................................          3,980              4,532
                                                                     ---------          ---------

         Total assets .........................................      $ 320,807          $ 325,780
                                                                     =========          =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ..............................................      $  25,790          $  28,303
Accrued expenses ..............................................          7,779              7,564
Accrued interest ..............................................          3,961              4,154
Income taxes payable ..........................................            582              1,387
Current maturities of long-term debt ..........................         70,701             67,501
                                                                     ---------          ---------

         Total current liabilities ............................        108,813            108,909

Long-term debt, net of current maturities .....................         99,675             99,745
                                                                     ---------          ---------

         Total liabilities ....................................        208,488            208,654
                                                                     ---------          ---------

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding .............             --                 --
Common stock, $.01 par value, 51,000,000 shares
     authorized, 16,959,478 and 16,769,251 shares issued
     and outstanding in 2001 and 2000, respectively ...........            170                168
Additional paid in capital ....................................        101,175            101,122
Retained earnings .............................................         10,976             15,833
Accumulated comprehensive income ..............................             (2)                 3
                                                                     ---------          ---------

         Total stockholders' equity ...........................        112,319            117,126
                                                                     ---------          ---------

         Total liabilities and stockholders' equity ...........      $ 320,807          $ 325,780
                                                                     =========          =========

The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                       ---------------------------         ---------------------------
                                                         2001              2000              2001               2000
                                                       ---------         ---------         ---------         ---------
                                                                    (in thousands, except share data)
Revenues .........................................     $  70,230         $  73,891         $ 141,541         $ 148,256
Cost of sales ....................................        54,786            51,376           104,778           103,013
                                                       ---------         ---------         ---------         ---------
          Gross profit ...........................        15,444            22,515            36,763            45,243

Operating expenses ...............................        16,148            15,780            31,900            31,953
Goodwill amortization ............................           864               864             1,728             1,728
                                                       ---------         ---------         ---------         ---------

          Operating income (loss) ................        (1,568)            5,871             3,135            11,562

Other (income) expense, net ......................            (7)              (34)               (5)              (57)
Interest expense .................................         4,559             4,746             9,158             9,566
                                                       ---------         ---------         ---------         ---------

          Income (loss) before taxes .............        (6,120)            1,159            (6,018)            2,053
Income taxes .....................................        (1,181)              719            (1,161)            1,208
                                                       ---------         ---------         ---------         ---------

          Net income (loss) ......................     $  (4,939)        $     440         $  (4,857)        $     845
                                                       =========         =========         =========         =========

Net income (loss) per share:
          Basic ..................................     $   (0.29)        $    0.03         $   (0.29)        $    0.05
          Diluted ................................     $   (0.29)        $    0.03         $   (0.29)        $    0.05


Reconciliation of net income (loss) to
     comprehensive income:
          Net income (loss) ......................     $  (4,939)        $     440         $  (4,857)        $     845
          Currency translation adjustment ........            (7)               --                (2)               --
                                                       ---------         ---------         ---------         ---------
          Comprehensive income (loss) ............     $  (4,946)        $     440         $  (4,859)        $     845
                                                       =========         =========         =========         =========


The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                              -----------------------
                                                                                     June 30,
                                                                              -----------------------
                                                                                2001           2000
                                                                              --------       --------
                                                                                  (in thousands)
Cash Flows From Operating Activities:
         Net income (loss) ...............................................    $ (4,857)      $    845
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
         Depreciation and amortization ...................................       3,444          3,178
         Amortization of discount on notes ...............................          90             78
         Deferred income taxes ...........................................        (641)           161
         Inventory write down ............................................       5,623             --
         Changes in operating assets and liabilities:
                      Accounts receivable ................................      (5,406)        (2,642)
                      Inventories ........................................       3,150          6,190
                      Other current assets ...............................         236           (370)
                      Other assets .......................................         552            251
                      Accounts payable and accrued expenses ..............      (2,548)         2,782
                      Income taxes payable ...............................        (805)           894
                                                                              --------       --------
              Net cash provided by (used in) operating activities ........      (1,162)        11,367

Cash Flows From Investing Activities:
         Capital expenditures ............................................      (1,981)        (3,254)
         Other ...........................................................          67             11
                                                                              --------       --------
               Net cash used in investing activities .....................      (1,914)        (3,243)

Cash Flows From Financing Activities:
         Repayments of term debt .........................................        (244)          (286)
         Net borrowings (repayments) under credit facility ...............       3,284         (7,958)
                                                                              --------       --------
              Net cash provided by (used in) financing activities ........       3,040         (8,244)

Decrease in cash and cash equivalents ....................................         (36)          (120)

Cash and cash equivalents, beginning of period ...........................         158            219
                                                                              --------       --------

Cash and cash equivalents, end of period .................................    $    122       $     99
                                                                              ========       ========


The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The consolidated financial statements of Pentacon, Inc. (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature. There has been no significant change in the accounting policies of the Company during the periods presented. The statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $3.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2.    INVENTORY WRITE-DOWN

      During the quarter, the Company recorded a $5.6 million noncash charge as a result of offering to sell $9.8 million of slower moving inventory at substantially discounted prices in order to take advantage of the cash flows and tax benefits.

3.    CREDIT FACILITY AND LONG-TERM DEBT

      In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At June 30, 2001, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and, under certain circumstances, minimum fixed charge ratio. At June 30, 2001, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At June 30, 2001, the Company had approximately $17.5 million available under the Bank Credit Facility.

4.    EARNINGS (LOSS) PER SHARE

      Basic and diluted net income (loss) per share is computed based on the following information:

                                                         Three Months Ended                       Six Months Ended
                                                      ---------------------------          ---------------------------
                                                               June 30,                               June 30,
                                                      ---------------------------          ---------------------------
                                                        2001               2000              2001               2000
                                                      --------           --------          --------           --------
BASIC:                                                                          (in thousands)
Net income (loss) ...............................     $ (4,939)          $    440          $ (4,857)          $    845
                                                      ========           ========          ========           ========

Average common shares ...........................       16,906             16,754            16,847             16,725
                                                      ========           ========          ========           ========


DILUTED:

Net income (loss) ...............................     $ (4,939)          $    440          $ (4,857)          $    845
                                                      ========           ========          ========           ========

Average common shares ...........................       16,906             16,754            16,847             16,725

Common share equivalents:
    Warrants ....................................           --                 --                --                 --
    Options .....................................            8                 --                11                  5
                                                      --------           --------          --------           --------
        Total common share equivalents ..........            8                 --                11                  5
                                                      --------           --------          --------           --------
Average common shares and
     common share equivalents ...................       16,914             16,754            16,858             16,730
                                                      ========           ========          ========           ========


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

7.    SEGMENT INFORMATION

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

                                                                                   Revenues
                                                    ------------------------------------------------------------------
                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                    ----------------------------          ----------------------------
                                                      2001                2000              2001                2000
                                                    ---------          ---------          ---------          ---------
                                                                              (in thousands)
Industrial ...................................      $  33,893          $  41,915          $  70,241          $  85,083
Aerospace ....................................         36,337             31,976             71,300             63,173
                                                    ---------          ---------          ---------          ---------

                                                    $  70,230          $  73,891          $ 141,541          $ 148,256
                                                    =========          =========          =========          =========


                                                                               Operating Income
                                                    ------------------------------------------------------------------
                                                        Three Months Ended                        Six Months Ended
                                                             June 30,                                 June 30,
                                                    ----------------------------          ----------------------------
                                                      2001                2000              2001                2000
                                                    ---------          ---------          ---------          ---------
                                                                               (in thousands)
Industrial ...................................      $   2,838          $   4,509          $   6,009          $   8,889
Aerospace ....................................         (1,693)             3,230              1,729              6,373
                                                    ---------          ---------          ---------          ---------

                                                        1,145              7,739              7,738             15,262

Reconciliation to income before taxes:

Other income (expense), net ..................              7                 34                  5                 57
General corporate expense ....................         (1,849)            (1,004)            (2,875)            (1,972)
Goodwill amortization ........................           (864)              (864)            (1,728)            (1,728)
Interest expense .............................         (4,559)            (4,746)            (9,158)            (9,566)
                                                    ---------          ---------          ---------          ---------

Income before taxes ..........................      $  (6,120)         $   1,159          $  (6,018)         $   2,053
                                                    =========          =========          =========          =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following discussion should be read in conjunction with the financial statements of the Company and related notes thereto and management's discussion and analysis of financial condition and results of operations related thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to: (1) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (2) changes in economic and industry conditions; (3) changes in regulatory requirements; (4) changes in interest rates; (5) levels of borrowings under the Company's Bank Credit Facility; (6) accumulation of excess inventories; and (7) volume or price adjustments with respect to sales to major customers. These and other risks and assumptions are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

      The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                                          Three Month Period Ended
                                                                   June 30,
                                                -----------------------------------------------
                                                        2001                       2000
                                                ---------------------      --------------------
                                                              (dollars in thousands)
Revenues .................................      $ 70,230        100.0%     $ 73,891       100.0%
Cost of  sales ...........................        54,786         78.0        51,376        69.5
                                                --------     --------      --------    --------
                   Gross profit ..........        15,444         22.0        22,515        30.5

Operating expenses .......................        16,148         23.0        15,780        21.4
Goodwill amortization ....................           864          1.2           864         1.2
                                                --------     --------      --------    --------
                   Operating income (loss)      $ (1,568)        (2.2)%    $  5,871         7.9%
                                                ========     ========      ========    ========

REVENUES

      Revenues decreased $3.7 million, or 5.0%, to $70.2 million for the three months ended June 30, 2001 from $73.9 million for the three months ended June 30, 2000. The decrease in revenues was attributable to a 19.1% decline in the Industrial Group offset by a 13.6% revenue increase in Aerospace Group revenue. The Aerospace Group's revenue growth resulted from the implementation of new contracts and increased international sales. The revenue decline in the Industrial Group resulted from decreased sales to the heavy-duty truck, telecommunications and office furniture markets. However, strong revenue growth was experienced in the power generation sector of the Industrial Group.

COST OF SALES

      Cost of sales increased $3.4 million, or 6.6%, to $54.8 million for the three months ended June 30, 2001 from $51.4 million for the three months ended June 30, 2000. As a percentage of revenues, cost of sales increased from 69.5% for the three months ended June 30, 2000, to 78.0% for the three months ended June 30, 2001. The Aerospace Group recognized a $5.6 million noncash charge in the quarter as a result of offering $9.8 million of slower moving inventory at substantially discounted prices. Excluding that charge, cost of sales was 70.0% as a percentage of sales. The corresponding reduction in gross margin occurred in the Aerospace Group as a result of the implementation of new contracts. Gross margins in the Industrial Group increased in the current year quarter compared to the prior year quarter as a result of a change in sales mix.

OPERATING EXPENSES

      Operating expenses increased $0.3 million, or 1.9%, to $16.1 million for the three months ended June 30, 2001 from $15.8 million for the three months ended June 30, 2000. As a percentage of revenues, operating expenses increased from 21.4% for the three months ended June 30, 2000, to 23.0% for the three months ended June 30, 2001. During the quarter ended June 30, 2001, the Company recognized a $1.0 million charge for the relocation of the corporate office from Houston, Texas to Chatsworth, California and a $0.3 million charge for cost reduction initiatives in the Industrial Group. Excluding these charges, operating expenses were $14.8 million, or 21.1%, as a percentage of revenues in the current year quarter. This represents a $1.0 million, or 6.3%, reduction in operating expenses from the June 30, 2000 quarter. Cost reduction initiatives taken over the last three quarters contributed to the reduction in operating expenses in both the Aerospace and Industrial Groups.

OPERATING INCOME

      Due to the factors discussed above, operating income decreased $7.5 million to a loss of $1.6 million for the three months ended June 30, 2001 from $5.9 million for the three months ended June 30, 2000. As a percentage of revenues, operating income decreased to a loss of 2.2% for the three months ended June 30, 2001 from 7.9% for the three months ended June 30, 2000.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the three months ended June 30, 2001, totaled $4.6 million compared to $4.7 million for the three months ended June 30, 2000. The decrease in interest expense primarily resulted from lower interest rates.

INCOME TAXES

      The Company recognized an income tax benefit for the three months ended June 30, 2001 of $1.2 million (an effective rate of 19.3%) compared with an income tax provision of $0.7 million (an effective rate of 62.0%) for the three months ended June 30, 2000. The income tax benefit in the current period primarily results from the charges taken in the quarter for aerospace inventory disposals and the charge for relocating the corporate office discussed above.

SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

      The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

                                                     Six Month Period Ended
                                                            June 30,
                                          --------------------------------------------
                                                  2001                     2000
                                          -------------------     --------------------
                                                     (dollars in thousands)
Revenues ..........................       $141,541      100.0%    $148,256       100.0%
Cost of  sales ....................        104,778       74.0      103,013        69.5
                                          --------   --------     --------    --------
                   Gross profit ...         36,763       26.0       45,243        30.5

Operating expenses ................         31,900       22.6       31,953        21.5
Goodwill amortization .............          1,728        1.2        1,728         1.2
                                          --------   --------     --------    --------
                   Operating income       $  3,135        2.2%    $ 11,562         7.8%
                                          ========   ========     ========    ========

REVENUES

      Revenues decreased $6.8 million, or 4.6%, to $141.5 million for the six months ended June 30, 2001 from $148.3 million for the six months ended June 30, 2000. The decrease in revenues was attributable to a 17.4% revenue decline in the Industrial Group offset by a 12.9% revenue increase in the Aerospace Group. The revenue decrease resulted from a $14.7 million revenue decline in the Industrial Group, partially offset by an $8.1 million increase in Aerospace Group revenues. The reduction in Industrial Group revenues resulted from decreased sales to the heavy-duty truck, telecommunications and office furniture markets. The increase in Aerospace Group revenues resulted from increased new contract business and increased international sales.

COST OF SALES

      Cost of sales increased $1.8 million, or 1.7%, to $104.8 million for the six months ended June 30, 2001 from $103.0 million for the six months ended June 30, 2000. As a percentage of revenues, cost of sales increased from 69.5% for the six months ended June 30, 2000, to 74.0% for the six months ended June 30, 2001. The Aerospace Group recognized a $5.6 million noncash charge in the second quarter of 2001 as a result of offering $9.8 million of slower moving inventory at substantially discounted prices. Excluding that charge, cost of sales was 70.1% as a percentage of sales. The corresponding reduction in gross margin occurred in the Aerospace Group as a result of the implementation of new contracts. Gross margins in the Industrial Group increased in the six months ended June 30, 2001, compared to the prior period as a result of a change in sales mix.

OPERATING EXPENSES

      Operating expenses decreased slightly to $31.9 million for the six months ended June 30, 2001 from $32.0 million for the six months ended June 30, 2000. As a percentage of revenues, operating expenses increased from 21.5% for the six months ended June 30, 2000, to 22.6% for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Company recognized a $1.0 million charge for the relocation of the corporate office from Houston, Texas to Chatsworth, California and a $0.3 million charge for cost reduction initiatives in the Industrial Group. Excluding these charges, operating expenses were $30.6 million, or 21.6% as a percentage of revenues in the six months ended June 30, 2001. The $1.4 million, or 4.4%, reduction from the June 30, 2000 six month period results from cost reduction initiatives.

OPERATING INCOME

      Due to the factors discussed above, operating income decreased $8.5 million to $3.1 million for the six months ended June 30, 2001 from $11.6 million for the six months ended June 30, 2000. As a percentage of revenues, operating income decreased to 2.2% for the six months ended June 30, 2001 from 7.8% for the six months ended June 30, 2000.

NON-OPERATING COSTS AND EXPENSES

      Interest expense for the six months ended June 30, 2001, totaled $9.2 million compared to $9.6 million for the six months ended June 30, 2000. The decrease in interest expense primarily resulted from lower interest rates.

INCOME TAXES

      The Company recognized an income tax benefit for the six months ended June 30, 2001 of $1.2 million (an effective rate of 19.3%) compared with an income tax provision of $1.2 million (an effective rate of 58.8%) for the six months ended June 30, 2000. The income tax benefit in the current period primarily results from the charges taken in the quarter for aerospace inventory disposals and the charge for relocating the corporate office discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used $1.2 million of net cash in operating activities and $1.9 million for capital expenditures during the six months ended June 30, 2001. This cash was provided by borrowings under the Company's Bank Credit Facility. At June 30, 2001, the Company had cash of $0.1 million, working capital of $65.5 million and long-term debt of $99.7 million.

      In March 1999, the Company sold $100 million of Senior Subordinated Notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's Bank Credit Facility. The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At June 30, 2001, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

      Effective September 30, 1999, the Company amended its Bank Credit Facility to provide a revolving line of credit of up to $100 million (subject to a borrowing base limitation) to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Bank Credit Facility is secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate. At the Company's option, the loans may bear interest based on a designated London interbank offered rate plus a margin of 200 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants including a minimum net worth and, under certain circumstances, minimum fixed charge ratio. At June 30, 2001, the Company was in compliance with the covenants. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable September 30, 2004. At June 30, 2001, the Company had approximately $17.5 million available under the Bank Credit Facility.

      The Company's industrial group is implementing the J. D. Edwards' One World Enterprise Application Solution as its common information system. The total expenditures for this information system are expected to be approximately $6.7 million during the years 2000 and 2001. The majority of these expenditures are capitalized as computer hardware and software and depreciated over the estimated useful life of the assets. The total expenditures for this system were $5.3 million as of June 30, 2001. Funding for these expenditures and future capital expenditures will be provided from operating cash flows.

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


                           PART II -OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our annual meeting of stockholders on May 9, 2001. Proposals presented for a stockholders' vote included the election of three Class III directors and an amendment to the Company's 1998 Stock Plan. Each of the three incumbent directors nominated by the Company was elected with the following voting results:


                                      FOR               WITHHELD
                                   ------------------------------
      Robert M. Chiste             14,397,536            909,092
      Donald B. List               13,964,731          1,341,897
      Nishan Teshoian              14,396,616            910,012

      A proposal to approve an amendment to the Pentacon, Inc. 1998 Stock Plan to increase the number of common shares authorized to be issued thereunder was presented for a stockholder vote. The proposal was approved with the following results:

                                                               FOR            AGAINST
                                                            ---------------------------
      Approval of the amendment to the 1998 Stock Plan       9,150,314       1,431,780

      Broker non-votes were not counted for purposes of determining whether a proposal has been approved. The terms of John C. Dannemiller, Cary M. Grossman, Mary E. McClure, Robert L. Ruck, Jack L. Fatica, Benjamin E. Spence, Jr. and Clayton K. Trier continued as directors following the meeting.

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

                                    PENTACON, INC.



Dated: August 13, 2001              By:   /s/ JAMES C. JACKSON
                                          --------------------
                                          JAMES C. JACKSON
                                          Vice President & Controller
                                          (Principal Financial & Accounting
                                          Officer)