Form 10-Q
period 2001-09-30
PENTACON INC
filed 2001-11-13
CIK 1050504

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-Q
                              --------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Number of shares of common stock of the Registrant, par value $.01 per share, outstanding at October 31, 2001 was 16,959,478.

                                 PENTACON, INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX



Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001
                             and December 31, 2000.......................................................3

                  Consolidated Statements of Operations for the Three Months and Nine Months
                             ended September 30, 2001 and 2000...........................................4

                  Consolidated Statements of Cash Flows for the Nine Months
                             ended September 30, 2001 and 2000...........................................5

                  Notes to Consolidated Financial Statements.............................................6

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                           Results of Operations........................................................10

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K......................................................15

         Signature......................................................................................15


                                 PENTACON, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30, 2001   December 31, 2000
                                                                 ------------------   -----------------
                                                                   (Unaudited)
                                                                   (in thousands, except share data)
                            ASSETS

Cash and cash equivalents ..................................          $    109          $    158
Accounts receivable ........................................            43,401            41,433
Inventories ................................................           114,156           124,530
Deferred income taxes ......................................            10,670             9,865
Other current assets .......................................             1,180             1,044
                                                                      --------          --------

                    Total current assets ...................           169,516           177,030
                                                                      --------          --------

Property and equipment, net ................................            13,497            14,319
Goodwill, net ..............................................           126,791           129,383
Deferred income taxes ......................................               158               516
Other assets ...............................................             3,807             4,532
                                                                      --------          --------

                    Total assets ...........................          $313,769          $325,780
                                                                      ========          ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ...........................................          $ 26,226          $ 28,303
Accrued expenses ...........................................             8,309             7,564
Accrued interest ...........................................             6,897             4,154
Income taxes payable .......................................                --             1,387
Current maturities of long-term debt .......................            60,048            67,501
                                                                      --------          --------

                    Total current liabilities ..............           101,480           108,909

Long-term debt, net of current maturities ..................            99,115            99,745
                                                                      --------          --------

                    Total liabilities ......................           200,595           208,654
                                                                      --------          --------

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding ..........                --                --
Common stock, $.01 par value, 51,000,000 shares
     authorized, 16,959,478 and 16,769,251 shares
     issued and outstanding in 2001 and 2000, respectively..               170               168
Additional paid in capital .................................           101,190           101,122
Retained earnings ..........................................            11,803            15,833
Accumulated comprehensive income ...........................                11                 3
                                                                      --------          --------

                  Total stockholders' equity ...............           113,174           117,126
                                                                      --------          --------

                  Total liabilities and stockholders' equity          $313,769          $325,780
                                                                      ========          ========


The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                     ------------------------------------     ----------------------------------
                                                              2001              2000                   2001            2000
                                                              ----              ----                   ----            ----
                                                                         (in thousands, except share data)

Revenues...........................................    $      64,541      $     67,810          $     206,082    $     216,066
Cost of sales......................................           44,791            47,024                149,569          150,037
                                                       -------------      ------------          -------------    -------------
          Gross profit.............................           19,750            20,786                 56,513           66,029

Operating expenses.................................           14,100            15,115                 46,000           47,068
Goodwill amortization..............................              864               863                  2,592            2,591
                                                       -------------      ------------          -------------    -------------

          Operating income.........................            4,786             4,808                  7,921           16,370

Other (income) expense, net........................               19               (13)                    14              (70)
Interest expense...................................            4,291             4,654                 13,449           14,220
                                                       -------------      ------------          -------------    -------------

          Income (loss) before taxes...............              476               167                 (5,542)           2,220
Income taxes.......................................             (350)              693                 (1,511)           1,901
                                                       -------------      ------------          -------------    -------------

          Net income (loss)........................    $         826      $       (526)         $      (4,031)   $         319
                                                       =============      ============          =============    =============

Net income (loss) per share:
          Basic....................................    $        0.05      $      (0.03)         $       (0.24)   $        0.02
          Diluted..................................    $        0.05      $      (0.03)         $       (0.24)   $        0.02


Reconciliation of net income (loss) to
  comprehensive income:
          Net income (loss)........................    $         826      $       (526)         $      (4,031)   $         319
          Currency translation adjustment..........               13                 2                      8                2
                                                       -------------      ------------          -------------    -------------
          Comprehensive income (loss)..............    $         839      $       (524)         $      (4,023)   $         321
                                                       =============      ============          =============    =============







The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                     -----------------------------------------
                                                                                     September 30,
                                                                     -----------------------------------------
                                                                               2001                  2000
                                                                               ----                  ----
                                                                                  (in thousands)
Cash Flows From Operating Activities:
         Net income (loss)........................................       $     (4,031)        $         319
Adjustments to reconcile net income to net cash provided by
  operating activities:
         Depreciation and amortization............................              5,239                 4,855
         Amortization of discount on notes........................                147                   120
         Deferred income taxes....................................               (447)                  243
         Inventory write down.....................................              5,623                     -
         Changes in operating assets and liabilities:
                      Accounts receivable.........................             (1,968)               (2,703)
                      Inventories.................................              4,751                 6,412
                      Other current assets........................               (136)                 (589)
                      Other assets................................                725                   420
                      Accounts payable and accrued expenses.......              1,343                 5,331
                      Income taxes payable........................             (1,387)                  965
                                                                         ------------         -------------
              Net cash provided by operating activities...........              9,859                15,373

Cash Flows From Investing Activities:
         Capital expenditures.....................................             (2,373)               (4,483)
         Other....................................................                 60                    11
                                                                         ------------         -------------
               Net cash used in investing activities..............             (2,313)               (4,472)

Cash Flows From Financing Activities:
         Repayments of term debt..................................               (376)                 (385)
         Net repayments under credit facility.....................             (7,219)              (10,595)
                                                                         ------------         -------------
              Net cash used in financing activities...............             (7,595)              (10,980)

Decrease in cash and cash equivalents.............................                (49)                  (79)

Cash and cash equivalents, beginning of period....................                158                   219
                                                                         ------------         -------------

Cash and cash equivalents, end of period..........................       $        109         $         140
                                                                         ============         =============







The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

         The consolidated financial statements of Pentacon, Inc. (the "Company") included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature. There has been no significant change in the accounting policies of the Company during the periods presented. The statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of $3.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

2.   NONRECURRING CHARGES

         During the quarter ended June 30, 2001, the Company recorded a $5.6 million noncash charge as a result of offering to sell $9.8 million of slower moving inventory at substantially discounted prices in order to take advantage of the cash flows and tax benefits. In addition, the Company recognized a $1.0 million charge for the relocation of the corporate office from Houston, Texas to Chatsworth, California and a $0.3 million charge for cost reduction initiatives in the Industrial Group.

3.   CREDIT FACILITY AND LONG-TERM DEBT

         In March 1999, the Company sold $100 million of senior subordinated notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At September 30, 2001, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

         The Company made the October 1, 2001 interest payment on the Notes on October 30, 2001 which was within the grace period provided in the bond indenture. As a result, the Company was in compliance with the covenants at October 31, 2001.

         Effective October 30, 2001, the Company amended its $100 million Bank Credit Facility. The Bank Credit Facility is subject to a borrowing base limitation and secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate plus 100 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The financial covenants include: (1) minimum availability requirements, beginning at $6.5 million at October 31, 2001 and increasing periodically thereafter up to $9.5 million at March 1, 2002; (2) monthly EBITDA minimums through February 28, 2002; (3) monthly maximum gross inventory that the Company may have at the end of each calendar month through February 28, 2002; and (4) a tangible net worth requirement. In addition, the Company is required to complete an inventory appraisal by December 15, 2001. If the provisions of the amended Bank Credit Facility had been in effect on September 30, 2001, the Company would have $14.2 million of availability ($6.5 million of availability is required) under the facility after making the $6.1 million bond interest payment due October 1, 2001. At September 30, 2001, the Company was in compliance with the covenants of the Bank Credit Facility prior to its amendment. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 31, 2002.

4.   EARNINGS (LOSS) PER SHARE

         Basic and diluted net income (loss) per share is computed based on the following information:


                                                   Three Months Ended                 Nine Months Ended
                                              -----------------------------      -----------------------------
                                                     September 30,                      September 30,
                                              -----------------------------      -----------------------------
                                                  2001              2000               2001            2000
                                              -------------      ----------      -------------    ------------
                                                                      (in thousands)
BASIC:

Net income (loss) ....................          $    826          $   (526)          $ (4,031)       $    319
                                                ========          ========           ========        ========

Average common shares ................            16,960            16,760             16,885          16,737
                                                ========          ========           ========        ========


DILUTED:

Net income (loss) ....................          $    826          $   (526)          $ (4,031)       $    319
                                                ========          ========           ========        ========

Average common shares ................            16,960            16,760             16,885          16,737

Common share equivalents:
    Warrants .........................                --                --                 --              --
    Options ..........................                31                --                 15               6
                                                --------          --------           --------        --------
        Total common share equivalents                31                --                 15               6
                                                --------          --------           --------        --------

Average common shares and
     common share equivalents ........            16,991            16,760             16,900          16,743
                                                ========          ========           ========        ========


5.   INCOME TAXES

         The provision for income taxes included in the Consolidated Statement of Operations assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization. Interim period income tax provisions are based upon estimates of annual effective tax rates and events may occur which will cause such rates to vary. Income tax adjustments were recorded in the quarters ended September 30, 2001 and 2000 to reflect changes to the expected annual tax rate attributable to revisions in full year earnings estimates.

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


                                                                              Revenues
                                               -----------------------------------------------------------------------
                                                    Three Months Ended                        Nine Months Ended
                                                      September 30,                             September 30,
                                               -----------------------------            ------------------------------
                                                 2001               2000                  2001                2000
                                               ----------        -----------            ----------         -----------
                                                                           (in thousands)

Industrial................................      $ 31,239           $ 37,791              $101,480            $122,874
Aerospace.................................        33,302             30,019               104,602              93,192
                                                --------           --------              --------            --------

                                                $ 64,541           $ 67,810              $206,082            $216,066
                                                ========           ========              ========            ========



                                                                          Operating Income
                                               ----------------------------------------------------------------------
                                                    Three Months Ended                       Nine Months Ended
                                                      September 30,                            September 30,
                                               -----------------------------           ------------------------------
                                                 2001               2000                2001(1)             2000
                                               ----------        -----------           -----------      -------------
                                                                           (in thousands)

Industrial................................       $ 2,280             $ 3,742           $    8,289        $    12,631
Aerospace.................................         4,290               2,769                6,019              9,142
                                              ----------         -----------           ----------         ----------

                                                   6,570               6,511               14,308             21,773

Reconciliation to income before taxes:

Other income (expense), net...............           (19)                 13                  (14)                70
General corporate expense.................          (920)               (840)              (3,795)            (2,812)
Goodwill amortization.....................          (864)               (863)              (2,592)            (2,591)
Interest expense..........................        (4,291)             (4,654)             (13,449)           (14,220)
                                              ----------         -----------           ----------         ----------

Income (loss) before taxes................    $      476         $       167           $   (5,542)        $    2,220
                                              ==========         ===========           ==========         ==========


(1) For the nine months ended September 30, 2001, Industrial operating income includes nonrecurring and other pretax charges of $345,000, Aerospace operating income includes nonrecurring and other pretax charges of $5,623,000, and general corporate expense includes nonrecurring and pretax charges of $967,000.


8.   SUBSEQUENT EVENT

     On November 6, 2001, the Company announced the implementation of a restructuring plan to reduce annual operating expenses by approximately $4.8 million. The Company will close five distribution facilities throughout the United States and will reduce its workforce by approximately 14%. The plan will require a pretax restructuring charge of approximately $2.5 million in the fourth quarter of 2001. See Note 2 for a description of other 2001 nonrecurring charges.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion should be read in conjunction with the financial statements of the Company and related notes thereto and management's discussion and analysis of financial condition and results of operations related thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to:
(1) ability to make interest payments on the 12 1/4 percent senior subordinated notes; (2) ability to arrange for financing; (3) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (4) changes in economic and industry conditions;
(5) changes in regulatory requirements; (6) changes in interest rates; (7) levels of borrowings under the Company's bank credit facility; (8) accumulation of excess inventories; (9) volume or price adjustments with respect to sales to major customers; (10) instability in aerospace markets resulting from the September 11th terrorist attacks; (11) instability in the credit markets resulting from the September 11th terrorist attacks; (12) deterioration in the credit markets for non-investment grade borrowers; (13) the ability to reduce cost structure as a result of a revised business plan, or to effect the revised plan; and (14) effect of a revised business plan on the Company's relationships with its customers. Certain of these and other risks and assumptions are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         Quarterly results may be materially affected by the timing and magnitude of assimilation costs, costs of opening or closing facilities, gain or loss of a material customer and variation in product mix. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three or nine-month period or for a full year.


THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:


                                                                      Three Month Period Ended
                                                                           September 30,
                                                      ---------------------------------------------------------
                                                                 2001                           2000
                                                      ----------------------------    -------------------------
                                                                       (dollars in thousands)
Revenues............................................      $   64,541       100.0%        $ 67,810       100.0%
Cost of sales.......................................          44,791        69.4           47,024        69.3
                                                          ----------     -------         --------     -------
                   Gross profit.....................          19,750        30.6           20,786        30.7

Operating expenses..................................          14,100        21.9           15,115        22.3
Goodwill amortization...............................             864         1.3              863         1.3
                                                          ----------     -------         --------     -------

                   Operating income.................      $    4,786         7.4%        $  4,808         7.1%
                                                          ==========     =======         ========     =======


REVENUES

         Revenues decreased $3.3 million, or 4.9%, to $64.5 million for the three months ended September 30, 2001 from $67.8 million for the three months ended September 30, 2000. The decrease in revenues was attributable to a 17.3% decline in the Industrial Group's revenues offset by a 10.9% increase in the Aerospace Group's revenues. The Aerospace Group's revenue growth resulted from the implementation of new contracts and increased international business. The revenue decline in the Industrial Group resulted from decreased sales to the heavy-duty truck, telecommunications and office furniture markets. However, strong revenue growth was experienced in the power generation sector of the Industrial Group.

COST OF SALES

         Cost of sales decreased $2.2 million, or 4.7%, to $44.8 million for the three months ended September 30, 2001 from $47.0 million for the three months ended September 30, 2000. As a percentage of revenues, cost of sales increased from 69.3% for the three months ended September 30, 2000, to 69.4% for the three months ended September 30, 2001. The corresponding reduction in gross margin occurred in the Industrial Group in the current year quarter compared to the prior year quarter as a result of a change in sales mix.

OPERATING EXPENSES

         Operating expenses decreased $1.0 million, or 6.6%, to $14.1 million for the three months ended September 30, 2001 from $15.1 million for the three months ended September 30, 2000. As a percentage of revenues, operating expenses decreased from 22.3% for the three months ended September 30, 2000, to 21.9% for the three months ended September 30, 2001. Cost reduction initiatives taken over the last year contributed to the reduction in operating expenses in both the Aerospace and Industrial Groups.

OPERATING INCOME

         Operating income of $4.8 million for the three months ended September 30, 2001 was consistent with the three months ended September 30, 2000. As a percentage of revenues, operating income increased to 7.4% for the three months ended September 30, 2001 from 7.1% for the three months ended September 30, 2000.

NON-OPERATING COSTS AND EXPENSES

         Interest expense for the three months ended September 30, 2001, totaled $4.3 million compared to $4.7 million for the three months ended September 30, 2000. The decrease in interest expense primarily resulted from lower interest rates.

INCOME TAXES

         The Company recognized an income tax benefit for the three months ended September 30, 2001 of $0.4 million compared with an income tax provision of $0.7 million for the three months ended September 30, 2000. Income tax adjustments were recorded in both periods to reflect changes to the expected annual effective tax rate attributable to revisions in full year earnings estimates.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 AND 2000

         The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:


                                                                       Nine Month Period Ended
                                                                            September 30,
                                                      -----------------------------------------------------------
                                                               2001 (1)                          2000
                                                      ----------------------------    ---------------------------
                                                                        (dollars in thousands)
Revenues............................................       $ 206,082        100.0%       $ 216,066       100.0%
Cost of  sales......................................         149,569         72.6          150,037        69.4
                                                           ---------       ------        ---------      ------
                   Gross profit.....................          56,513         27.4           66,029        30.6

Operating expenses..................................          46,000         22.3           47,068        21.8
Goodwill amortization...............................           2,592          1.3            2,591         1.2
                                                           ---------       ------        ---------      ------
                   Operating income.................       $   7,921          3.8%       $  16,370         7.6%
                                                           =========       ======        =========      ======


(1) For the nine months ended September 30, 2001, cost of sales and operating income include nonrecurring and other pretax charges of $5,623,000 and $1,312,000, respectively.

REVENUES

         Revenues decreased $10.0 million, or 4.6%, to $206.1 million for the nine months ended September 30, 2001 from $216.1 million for the nine months ended September 30, 2000. The revenue decrease resulted from a $21.4 million revenue decline in the Industrial Group, partially offset by an $11.4 million increase in Aerospace Group revenues. The reduction in Industrial Group revenues resulted from decreased sales to the heavy-duty truck, telecommunications and office furniture markets. The increase in Aerospace Group revenues resulted from increased new contract business and increased international sales.

COST OF SALES

         Cost of sales decreased $0.4 million, or 0.3%, to $149.6 million for the nine months ended September 30, 2001 from $150.0 million for the nine months ended September 30, 2000. As a percentage of revenues, cost of sales increased from 69.4% for the nine months ended September 30, 2000, to 72.6% for the nine months ended September 30, 2001. The Aerospace Group recognized a $5.6 million noncash charge in the second quarter of 2001 as a result of offering $9.8 million of slower moving inventory at substantially discounted prices. Excluding that charge, cost of sales was 69.9% as a percentage of sales. The corresponding reduction in gross margin occurred in the Aerospace Group as a result of the implementation of new contracts. Gross margins in the Industrial Group increased in the nine months ended September 30, 2001, compared to the prior period as a result of a change in sales mix.

OPERATING EXPENSES

         Operating expenses decreased to $46.0 million for the nine months ended September 30, 2001 from $47.1 million for the nine months ended September 30, 2000. As a percentage of revenues, operating expenses increased from 21.8% for the nine months ended September 30, 2000, to 22.3% for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company recognized a $1.0 million charge for the relocation of the corporate office from Houston, Texas to Chatsworth, California and a $0.3 million charge for cost reduction initiatives in the Industrial Group. Excluding these charges, operating expenses were $44.7 million, or 21.7% as a percentage of revenues in the nine months ended September 30, 2001. The $1.1 million, or 2.3%, reduction from the September 30, 2000 nine month period results from cost reduction initiatives.

OPERATING INCOME

         Due to the factors discussed above, operating income decreased $8.5 million to $7.9 million for the nine months ended September 30, 2001 from $16.4 million for the nine months ended September 30, 2000. As a percentage of revenues, operating income decreased to 3.8% for the nine months ended September 30, 2001 from 7.6% for the nine months ended September 30, 2000.

NON-OPERATING COSTS AND EXPENSES

         Interest expense for the nine months ended September 30, 2001, totaled $13.4 million compared to $14.2 million for the nine months ended September 30, 2000. The decrease in interest expense primarily resulted from lower interest rates.

INCOME TAXES

         The Company recognized an income tax benefit for the nine months ended September 30, 2001 of $1.5 million compared with an income tax provision of $1.9 million for the nine months ended September 30, 2000. The income tax benefit in the current period primarily results from the charges taken in the second quarter of 2001 for aerospace inventory disposals and the charge for relocating the corporate office as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company provided $9.9 million of net cash from operating activities and used $2.3 million for capital expenditures during the nine months ended September 30, 2001. This cash was used to reduce borrowings under the Bank Credit Facility. At September 30, 2001, the Company had cash of $0.1 million, working capital of $68.0 million and long-term debt of $99.1 million.

         In March 1999, the Company sold $100 million of senior subordinated notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Bank Credit Facility. The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At September 30, 2001, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

         The Company made the October 1, 2001 interest payment on the Notes on October 30, 2001 which was within the grace period provided in the bond indenture. As a result, the Company was in compliance with the covenants at October 31, 2001.

         Effective October 30, 2001, the Company amended its $100 million Bank Credit Facility. The Bank Credit Facility is subject to a borrowing base limitation and secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate plus 100 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The financial covenants include: (1) minimum availability requirements, beginning at $6.5 million at October 31, 2001 and increasing periodically thereafter up to $9.5 million at March 1, 2002; (2) monthly EBITDA minimums through February 28, 2002; (3) monthly maximum gross inventory that the Company may have at the end of each calendar month through February 28, 2002; and (4) a tangible net worth requirement. In addition, the Company is required to complete an inventory appraisal by December 15, 2001. If the provisions of the amended
Bank Credit Facility had been in effect on September 30, 2001, the Company would have $14.2 million of availability ($6.5 million of availability is required) under the facility after making the $6.1 million bond interest payment due October 1, 2001. At September 30, 2001, the Company was in compliance with the covenants of the Bank Credit Facility prior to its amendment. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET
CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS
THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX
ARRANGEMENT. The Bank Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 31, 2002.

UNCERTAINTIES IN THE WAKE OF THE SEPTEMBER 11TH ATTACKS

         In the weeks that followed the September 11th terrorist attacks, most of the major U.S.-based air carriers have announced significant reductions in their world-wide capacity, some in excess of 20%. These reductions were accompanied by plans to eliminate older aircraft, delay the purchase of new aircraft, and personnel layoffs. On September 22, 2001, President Bush signed into law the Air Transportation Safety and Stabilization Act, which is intended to compensate victims of the terrorist attacks and provided for payments of $5 billion to U.S.-based air carriers for incurred losses, and the issuance of loan guarantees for indebtedness of U.S.-based air carriers.

         The effect of September 11th on the Company's business will depend on a number of factors, including,

         o The effect of September 11th on air transportation and the air carriers, and the demand of the air carriers for the parts and services offered by the Company;

         o The general adverse effect of the September 11th attacks on the U.S. and international economy;

         o The ability of the Company's customers to pay for parts and services offered by the Company; and

         o The effect of the reduction in demand by the Company's customers on the value of its inventory and ability to finance its operations.

         On November 6, 2001, the Company announced the implementation of a restructuring plan to reduce annual operating expenses by approximately $4.8 million. The Company will close five distribution facilities throughout the United States and will reduce its workforce by approximately 14%. The plan will require a pretax restructuring charge of approximately $2.5 million in the fourth quarter of 2001. No assurances can be made that the restructuring will be sufficient to enable the Company to operate profitably or maintain sufficient financial flexibility to implement its business plan.

         The Company expects to refinance its Bank Credit Facility to support its restructuring plan. Several lenders are currently conducting due diligence with a view to providing a replacement facility. The Company is also engaged in discussions with several sources to provide approximately $25 million of additional senior debt financing separate from the Bank Credit Facility. The Company is also exploring a restructuring of its Senior Subordinated Notes. The Company believes that a successful restructuring will provide increased strategic flexibility, improved financial capability and enhanced operating results. The restructuring, however, is likely to result in substantial dilution to current equity holders. No assurances can be made that the Company will be able to successfully restructure its indebtedness. Failure to successfully restructure its indebtedness is likely to have a material adverse effect on the Company and its operations.

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



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      4.1 Severance Pay Plan for Employees of Pentacon, Inc. and Its Subsidiaries and Affiliates (Officers)

      4.2 Severance Pay Plan for Employees of Pentacon, Inc. and Its Subsidiaries and Affiliates (Non-Officers)

      10.1 Fourth Amendment to Second Amended and Restated Loan and Security Agreement

(b) REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated November 5, 2001 which disclosed that the New York Stock Exchange announced it was suspending trading of and will delist Pentacon common stock for failure to meet the exchange's minimum average closing price and minimum average global capitalization requirements. The Company's common stock has begun trading on the OTC Bulletin Board under the symbol "PTAC".




                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PENTACON, INC.



Dated:    November 13, 2001            By:  /s/ JAMES C. JACKSON
                                            --------------------
                                            JAMES C. JACKSON
                                            Vice President & Controller
                                            (Principal Financial & Accounting
                                            Officer)