Form 10-K405
period 2001-12-31
PENTACON INC
filed 2002-04-01
CIK 1050504

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

Commission File Number:             001-13931

                                 PENTACON, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                            76-0531585
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

21123 Nordhoff Street, Chatsworth, California                 91311
  (Address of principal executive offices)                  (Zip Code)

                                      818-727-8000
                 (Registrant's telephone number, including area code)

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

Yes /X/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 18, 2002, there were 16,960,139 shares of common stock of the Registrant outstanding. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was approximately $3,200,000 based upon the closing price of $0.30 per share on March 18, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 PENTACON, INC.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                    PAGE
                                     PART I

   Item 1.   Business..............................................................   1
   Item 2.   Properties............................................................   8
   Item 3.   Legal Proceedings.....................................................   9
   Item 4.   Submission of Matters to a Vote of Security Holders...................   9

                                     PART II

   Item 5.   Market for Registrant's Common Stock and Related Stockholder
              Matters..............................................................   9
   Item 6.   Selected Financial Data...............................................  10
   Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................  11
   Item 7a.  Quantitative and Qualitative Disclosures About Market Risk............  22
   Item 8.   Financial Statements..................................................  24
   Item 9.   Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure..................................  42

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant....................  42
   Item 11.  Executive Compensation................................................  45
   Item 12.  Security Ownership of Certain Beneficial Owners and
              Management...........................................................  50
   Item 13.  Certain Relationships and Related Party Transactions..................  51

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.............................................................  52

     This document contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to: (1) ability to make interest payments on the 12 1/4 percent senior subordinated notes; (2) ability to arrange for new financing; (3) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (4) changes in economic and industry conditions; (5) changes in regulatory requirements; (6) changes in interest rates; (7) levels of borrowings under the Company's bank credit facility; (8) accumulation of excess inventories; (9) volume or price adjustments with respect to sales to major customers; (10) instability in aerospace markets and general economic conditions resulting from the September 11th events in New York and Washington, D.C.; (11) instability in the credit markets resulting from the September 11th events in New York and Washington, D.C.; (12) deterioration in the credit markets for non-investment grade borrowers; (13) the ability to reduce cost structure as a result of a revised business plan, or to effect the revised plan; (14) effect of a revised business plan on our relationships with our customers; (15) loss of sales due to uncertainty about the

Company's financial condition; and (16) loss of credit with vendors due to uncertainty about the Company's financial condition. These and other risks and assumptions are described in the Company's reports that are available from the United States Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     The Company was formed in 1997 and is a leading distributor of fasteners and small parts to aerospace and industrial customers worldwide. Fasteners and small parts are incorporated into a wide variety of end use applications and include screws, bolts, nuts, washers, pins, rings, fittings, springs, electrical connectors and similar small parts, many of which are specialized or highly engineered for particular applications. The Company is an industry leader in the provision of advanced inventory management services for fasteners and small parts including procurement, just-in-time delivery, quality assurance testing, advisory engineering services, component kit production, small component assembly and e-commerce and electronic data interchange to a broad spectrum of customers. The Company offers its customers comprehensive supply chain management solutions designed to reduce their procurement and management costs and enhance their overall production efficiencies. The Company believes that the fastener distribution industry is consolidating. The Company attributes this consolidation primarily to original equipment manufacturers ("OEMs") focusing on their core competencies, streamlining their production processes and reducing their overall production costs by reducing the number of their suppliers and by outsourcing certain inventory management functions to more efficient providers. The Company's objective is to differentiate itself from its competitors and to benefit from the consolidation of the fastener industry by leveraging its nationwide distribution network, critical mass, breadth of product line and sophisticated supply chain management capabilities.

     The Company has two principal operating segments: the Aerospace Group and the Industrial Group. The Aerospace Group serves the aerospace and aeronautics industries and the Industrial Group serves a broad base of industrial manufacturers producing items such as diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment and refrigeration equipment. See Item 8, Financial Statements, Note 14, for a discussion of the Company's industry segments. The Company's largest customers include The Boeing Company, Cummins Inc., General Electric Company, Harley-Davidson, Inc., the Hughes Aircraft subsidiary of General Motors Corporation, Lockheed Martin Corporation, Tellabs, Inc. and The Trane Company. The Company's relationships with these large customers have been built over 10 to 32 years.

RECENT DEVELOPMENTS

     A substantial portion of the Company's business involves sales to the aerospace industry. Primarily as a result of the September 11th events in New York and Washington, D.C., aerospace manufacturers have substantially reduced their business, resulting in decreased business for the Company.

     The Company is highly leveraged and has outstanding $100 million of Senior Subordinated Notes due 2009 (the "Notes") and approximately $60 million of senior secured indebtedness under our revolving credit facility (the "Bank Credit Facility"). The downturn in the Company's business since September 11th has made it unlikely that it will be able to repay this indebtedness in accordance with its terms.

     In response to the foregoing, the Company has taken a number of steps in 2001 to reduce costs including the following:

         - On April 25, 2001, the Company hired Robert Ruck as its Chief Executive Officer, and since then replaced four of its executive officers;

         - The Company reduced its workforce by 14% and closed five facilities resulting in estimated future cost savings of $10 million in 2002;

         - The Company restructured the manner in which it purchases its inventory in an effort to increase the annual inventory turns;

         - The Company evaluated its inventory for excess inventory, primarily in the aerospace group, taking into consideration the downturn in business resulting from the events of September 11th and the number of older aircraft that have been taken out of use, resulting in an aerospace inventory write-down of $ 31.7 million in the fourth quarter of 2001.

     While the steps taken by the Company will improve its 2002 operating costs, the Company's level of indebtedness combined with restrictions imposed on the use of the Company's Bank Credit Facility have resulted in debt service in excess of that which can be serviced by the Company's current operations. The Company has entered into negotiations with its lenders, holders of its Notes and other sources of capital to restructure its indebtedness. Although no binding agreements or commitments have been received, the Company anticipates that a restructuring will involve a reduction in the amount of indebtedness owed to holders of the Notes in exchange for common stock (or a security convertible into common stock). The Company is also negotiating with its senior lenders under its Bank Credit Facility to extend the maturity of its Bank Credit Facility. In addition, the Company is in discussions regarding other alternative transactions, including a sale of the Company's business. It is likely that any restructuring or other alternative will result in substantial dilution to current holders of our common stock and a change in control of the Company.

     The Company believes that its improved ongoing operating performance will enable it to successfully restructure its indebtedness, without materially impacting its operations, to a level that can be adequately serviced by its current and anticipated future operations. However, these negotiations involve numerous parties with different interests. Additionally, the events of September 11th continue to affect the aerospace industry making it difficult to project future results, and therefore more difficult to attract equity capital. No assurances can be given that one or more of these factors will prevent the Company from successfully restructuring its indebtedness and continuing as a going concern.

     The Company's lenders under its Senior Credit Facility have notified the Company that the Company is in default under certain covenants under the Bank Credit Facility that would give the lenders the right to accelerate the indebtedness under the Bank Credit Facility and declare it immediately due and payable. The Company and the senior lenders have entered into a forbearance agreement in which the senior lenders agree not to exercise their remedies under the Bank Credit Facility and to continue lending to the Company under the facility until April 26, 2002. In addition, the scheduled interest payment date for the Company's Notes is April 1, 2002. The Company does not expect to make the interest payment on that date. The indenture for the Notes provides a 30-day grace period. If the failure to pay interest continues for 30 days, the Notes will be in default, and the holders of the Notes may, subject to the terms of the indenture, declare all interest and principal immediately due and payable. A default under the Notes will also be a default under the Company's Bank Credit Facility. As discussed below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" the Company's auditors have stated in their opinion that the close proximity of the maturity of the Company's Bank Credit Facility and its operating losses raise substantial doubts about its ability to continue as a going concern. If the Company is unable to successfully restructure its indebtedness, it may be required to seek protection under the bankruptcy laws.

INDUSTRY OVERVIEW

     Companies operating in the fastener distribution business can generally be characterized by the end users they serve, which are comprised broadly of OEMs, maintenance and repair operations ("MROs") and construction companies. The traditional fastener distribution industry is similar to most industrial distribution businesses. Fasteners are purchased from both domestic and overseas manufacturers and sold to both domestic and overseas customers. The majority of these fasteners are sold to OEM and MRO clients on a purchase order or contract basis. Some smaller distributors specialize along industry lines because of the uniqueness of manufacturer requirements. Other smaller distributors provide a wide range of fasteners used for general assembly. Larger distributors generally provide a wide range of fasteners as well as fasteners which meet certain specialized industry needs.

     U.S. sales by fastener manufacturers were estimated to be approximately $9.0 billion; the global market for fasteners is estimated to be $30.0 billion in 2000 (the most recent data available). The fastener distribution business can reasonably be expected to be larger than this because resales by fastener distributors include a markup on the manufacturer's cost and include additional revenues for related value added inventory management services. The OEM segment represents approximately 79% of the total U.S. fastener business, while the MRO and construction markets account for the remaining 21%. There are several thousand fastener distributors in the United States, none of which accounts for more than 4% of the industry's sales.

     Many customers are seeking to reduce their operating costs by decreasing the number of their fastener distributors by often eliminating those suppliers offering limited ranges of products and services. The Company believes that these trends have placed some small, owner-operated fastener distributors at a competitive disadvantage because of their limited product lines and inability to provide comprehensive value-added services. In addition, small distributors have limited access to the capital resources necessary to modernize and expand their capabilities, automate their inventory processes, offer component kit assembly and install quality control laboratories.

BUSINESS STRATEGY

     The Company's objective is to further its market position as a leading distributor of fasteners and small parts and enhance shareholder value. Key elements of the Company's business strategy include:

     CONTINUE TO DELIVER SUPERIOR CUSTOMER SERVICE. The Company's customers choose fastener suppliers based, in significant part, on the quality and reliability of service. The Company believes that superior customer service includes (i) meeting just-in-time delivery schedules which are critical to its customers' production processes and (ii) providing innovative supply chain management services, which can help its customers improve their operating efficiencies and reduce their costs. By providing superior service, the Company becomes more integrated into its customers' internal manufacturing and decision making processes. The Company believes such integration leads to improved customer retention and the opportunity to add additional customers.

     GROW SALES REVENUE. The Company seeks to grow internally generated revenues by (i) capturing market share from competitors who cannot match its product breadth, services or geographic coverage, (ii) pursuing the opportunities to deliver a wide range of inventory management services which less sophisticated distributors may be unable to provide, (iii) expanding the range of small parts that it provides to existing customers and (iv) pursuing new multi-site customers. To leverage its breadth of products and services and its broad geographic presence, the Company utilizes a national marketing and sales effort to focus on expanding existing accounts and adding new customers.

     CAPITALIZE ON INTEGRATION OPPORTUNITIES. The Company believes there are opportunities to leverage the capabilities of its distribution centers to further increase its revenues and operating efficiencies. The Company initiated its revenue enhancement strategy by implementing a cross-selling program to existing customers. The Company's national footprint is an integral component of its strategy to sell more integrated inventory management services and products to multi-site customers nationwide. The Company seeks to expand operating margins through international sourcing and improving operational efficiencies. Further, as the Company integrates its operations, it is beginning to realize further efficiencies through (i) the elimination of redundant facilities, (ii) headcount reductions, (iii) distribution center reconfigurations, (iv) implementation of common information systems, (v) administrative savings and
(vi) reductions in working capital.

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

     FASTENERS. Fasteners sold by the Company include screws, bolts, nuts, washers, rings, pins, rivets and staples. These items come in a variety of materials, sizes, platings and shapes. The variety and degree of engineering is driven by the end-use requirement or specification of the fastener, such as strength, resistance to corrosion, reusability and many other factors. The Company's sales and purchasing departments have extensive knowledge of the available products offered by fastener manufacturers and can assist OEMs in selecting the appropriate fastener for a given application. Some of the more common variable characteristics of the fasteners sold by the Company include:

     - Materials -- The materials used in the manufacture of fasteners include steel, brass, aluminum, nylon, bronze, stainless steel, titanium, copper, polypropylene, alloys and other materials. Most of these materials come in different grades with each having a unique set of properties.

     - Sizes -- The sizes vary by length, outside diameter, depth of the threads, threads per inch or centimeter and pitch, or angle, of the threads.

     - Platings -- Platings may be applied to enhance the properties of a given metal, and include zinc, cadmium, chrome, nickel, organic and other materials.

     - Shapes -- The range of shapes is broad, including hex head, U-bolt, L-bolt, shouldered, eye bolt, external tooth, internal tooth and many others.

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

SERVICES

     In connection with its sale of fasteners and other small parts, the Company also provides a wide range of value-added supply chain services to customers designed to reduce their parts procurement and management costs, enhance their production efficiency and reduce their overall production costs. These value-added services also benefit the Company by further integrating the Company into its customers' manufacturing, planning and decision-making processes. The Company's services include:

     INVENTORY PROCUREMENT AND MANAGEMENT SYSTEMS. Increasingly, OEMs are outsourcing their inventory management needs to service providers. These services range from installing a simple inventory bin card system to developing a complete turn-key inventory management system with full-time staff, which may be located on the customer's site. These inventory systems are designed to meet the specific needs of the Company's customers. They range in sophistication from helping the OEM set appropriate order quantities and frequencies to delivering the correct fastener or small part to the assembly floor on a just-in-time basis. In some cases, the Company utilizes computer systems deployed at the OEM's sites to facilitate the management of its fastener and parts inventories. Inventory replenishment services and product consolidation services decrease the number of invoices which the customer has to process, decrease the number of vendors with whom the customer has to process transactions, lower the customer's inventory carrying cost and allow customers to focus on their core manufacturing business.

     KIT AND SUB-ASSEMBLY SERVICES. At times, OEMs often request that the Company package several fasteners or parts into a package or "kit." A common use of this service is to supply fastener kits included with products the consumer is required to assemble such as motorcycles, furniture, and aerospace end-assemblies. The use of kits has also expanded into the manufacturing environment. Manufacturers frequently desire to have several related fasteners or components arrive at the assembly line in a single package; this ensures that all of the parts arrive at the same time and that no part will be missed in the installation process. The kit process aids the manufacturer by decreasing the number of distributors required and improves productivity by having the fasteners delivered to the assembly line with the other related parts. Kit services improve the efficiency and effectiveness of the manufacturing line and decrease the number of "stock outs" and subsequent manufacturing line stoppages.

     Customers may request that two or more parts in a kit be pre-assembled into a single unit prior to being placed in the kit. These services are closely related to the kit services offered by the Company. Similar to kits, sub-assembly services performed by the Company improve the productivity of the OEM's manufacturing line.

     QUALITY ASSURANCE TESTING. These services involve the testing of fasteners to ensure they meet the specifications stated by the manufacturer. Although fasteners are not a significant part of the cost of a product, they are often critical components whose failure can cause the entire product to fail. As a result, customers require strict quality control with respect to the fasteners. The Company has installed specialized equipment and laboratories and hired trained technicians to perform quality control tests on some of their fastener products. Quality assurance services often lower the warranty costs of the OEMs. The Company operates four facilities to test fasteners. The facilities can test metallurgy, size consistency, corrosion and strength as well as other properties. Additionally, two of its locations are ISO-9002 certified and four are QS9000 certified.

     PRODUCT ENHANCEMENT SERVICES. In order to meet the exacting requirements of customers, the Company maintains relationships with suppliers that provide plating, galvanizing and coating services. These services are used to enhance in-stock fasteners in order to meet the specific requirements of customers. The ability of the Company to manage the process and quickly respond to small orders enhances the Company's relationship with its customers.

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

CUSTOMERS

     The Company and its predecessors have been in business for an average of 27 years and have developed a significant number of strong customer relationships. The Company serves approximately 7,500 customers which manufacture a wide variety of products including diesel engines, locomotives, power turbines, motorcycles, telecommunications equipment, refrigeration equipment and aerospace equipment. The Company's largest customers include The Boeing Company, Cummins Inc., General Electric Company, Harley-Davidson, Inc., Raytheon, Lockheed Martin Corporation, Tellabs, Inc. and The Trane Company. Revenues for the year ended December 31, 2001 from Cummins Inc. and The Boeing Company, our two largest customers, represented 12% and 9% of total revenues, respectively. The Company's relationships with Cummins Inc. and The Boeing Company have been built over the last 10 and 26 years, respectively.

     Several of Pentacon's customers have international operations and some have requested that the Company provide products and services to them in their foreign locations. Approximately 18% of the Company's revenues during the year ended December 31, 2001 were to customer locations outside of the United States.

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

SALES AND MARKETING

     The Company's sales efforts are focused on developing new business with mid-size and large-size customers which are likely to derive the greatest benefit from cost savings and operating efficiencies from the products and services offered by the Company. The Company also focuses on expanding business with existing customers by serving additional sites and/or expanding the breadth of products and services provided to that customer. Prior to the formation of Pentacon, the Company's marketing efforts were primarily directed at customers on a site-by-site basis. To capitalize on the Company's national presence and the trend by OEMs to decrease their number of suppliers, the Company has developed a national sales, marketing and service effort targeted at multi-site customers. This national sales effort is focused on developing a coordinated marketing effort to maximize customer penetration and provide multi-site OEMs with company-wide procurement and inventory management solutions which maximize cost savings and operating efficiencies.

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

DELIVERY

     The Company utilizes several forms of transportation to deliver its products to its customers depending upon the urgency and frequency of delivery, the customer's preference and cost. The Company utilizes common carriers, Company-owned trucks, and overnight delivery services to deliver products to its customers. The cost of transportation is borne by the customer or the Company, depending upon the terms and conditions of the Company's contract with the customer. The Company does not believe that it is materially dependent on any single transportation service or carrier and that it currently maintains good relationships with all of its common carriers.

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

     The Company maintains 30 distribution and sales facilities in the United States. The Company also maintains offices in Europe, Canada, Mexico and Australia. The Company has ongoing facilities rationalization initiatives to close or combine redundant facilities. During the year ended December 31, 2001, the Company completed its distribution center rationalization plan in the Industrial Group.

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

MANAGEMENT INFORMATION SYSTEMS

     Each of the distribution centers operates a management information system ("MIS") that is used to purchase, monitor and allocate inventory throughout its facilities. All of these systems include computerized order entry, sales analysis, inventory status, invoicing and payment, and all but one include bar-code tracking. These systems are designed to improve productivity for both the Company and its customers. Most of the distribution centers use EDI, through which customers are offered a paperless electronic process for order entry, shipment tracking, customer billing, remittance processing and other routine matters.

     The Company is integrating the MIS systems of its distribution centers. The Aerospace Group migrated to an information system developed by DYMAX Products, Inc., during 1999. This system facilitates product ordering, pricing and reporting among the distribution centers in the Aerospace Group. The Company is also in the process of integrating MIS systems within the Industrial Group. The Company has implemented the J.D. Edwards operating system in certain distribution centers in the Industrial Group which has enabled it to capitalize on centralized procurement as well as standardization of business processes Company-wide. The Company expects to extend the DYMAX system to select sites within the Industrial Group beginning in 2002.

GOVERNMENT REGULATION

     The Fastener Quality Act (the "Fastener Act") was enacted on November 16, 1990 and was subsequently amended most recently in June 1999. The Fastener Act is intended to protect the public safety by deterring the introduction of non-conforming fasteners into commerce and by improving the traceability of fasteners. Generally, the Fastener Act covers certain fasteners including screws, nuts, bolts or studs having nominal diameters of one quarter inch or above and through-hardened and certain direct tension indicating washers. The Company currently operates four quality control facilities and does not anticipate any significant investment to maintain its compliance with the Fastener Act. One of the Company's facilities has been accredited under the Fastener Act.

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

EMPLOYEES

     At December 31, 2001, the Company had approximately 580 employees. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

     The Company maintains 30 distribution and sales facilities in the United States. The Company also maintains offices in Europe, Canada, Mexico and Australia to service its customers. These facilities range in size from 1,000 square feet to 74,000 square feet, and generally consist of warehouse space with a small amount of associated office space. Four of the facilities include laboratory space for quality testing. All of the facilities are leased. The Company's leases expire between 2002 and 2012. The Company believes that suitable replacement space will be available as required. The Company believes that its current facilities are adequate for its expected needs over the next several years. However, the

Company may add new facilities from time-to-time in response to a specific customer's request for an on-site or local facility.

     The Company's corporate headquarters are located at 21123 Nordhoff Street, Chatsworth, CA 91311, telephone number: 818-727-7800.

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

     The Company's common stock has been publicly traded on the OTCBB under the symbol PTAC since November 1, 2001 and was on the New York Stock Exchange under the symbol JIT from the Company's initial public offering on March 10, 1998 until November 1, 2001. The following table sets forth the quarterly high and low sales prices for the indicated quarter:

  QUARTER ENDED                                                  HIGH            LOW
  -------------                                                  ----            ---
  December 31, 2001...................................        $  0.900         $ 0.150
  September 30, 2001..................................           1.450           0.760
  June 30, 2001.......................................           1.490           0.780
  March 31, 2001......................................           1.250           0.850

  December 31, 2000...................................        $  1.813         $ 0.563
  September 30, 2000..................................           2.188           1.625
  June 30, 2000.......................................           2.750           1.563
  March 31, 2000......................................           5.688           2.125

     There were approximately 166 shareholders of record (including brokerage firms and other nominees) of the Company's common stock as of March 18, 2002. The number of record holders does not bear any relationship to the number of beneficial owners of common stock.

     The Company has never paid any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company currently intends to retain earnings to support operations. In addition, the Company's existing Bank Credit Facility prohibits the payment of dividends.

ORGANIZATION OF THE COMPANY / UNREGISTERED SALES OF SECURITIES

     Simultaneously with the closing of its initial public offering, the Company acquired by merger all of the issued and outstanding capital stock of five businesses in separate transactions (the "Initial

Acquisitions"): Alatec Products, Inc. (Alatec), AXS Solutions, Inc., Capitol Bolt & Supply, Inc., Maumee Industries, Inc., and Sales Systems Limited (collectively referred to as the "Founding Companies"), at which time each Founding Company became a wholly owned subsidiary of the Company. The aggregate consideration paid by the Company to acquire the Founding Companies consisted of
(i) approximately $28.7 million in cash and (ii) 6,720,000 shares of common stock. In addition, certain indebtedness of the Founding Companies, which was personally guaranteed by Founding Company stockholders, was paid off in connection with the acquisitions.

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

                                                                               YEAR ENDED DECEMBER 31,
                                                       2001            2000            1999             1998            1997
                                                   ------------    ------------    -------------    ------------    -------------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $   259,351       $ 283,671      $   272,898     $   193,296      $    56,798
Cost of  sales...................................      220,602         197,899          186,473         127,492           33,668
                                                   -----------       ---------      -----------     -----------      -----------
    Gross profit.................................       38,749          85,772           86,425          65,804           23,130

Operating expenses...............................       58,626          62,972           60,979          45,702           17,081
Restructuring and other charges..................        3,932               -              632               -                -
Goodwill amortization............................        3,456           3,455            3,468           1,944                -
                                                   -----------       ---------      -----------     -----------      -----------
    Operating income (loss)......................      (27,265)         19,345           21,346          18,158            6,049

Write-off of debt issuance costs.................          633               -            2,308               -                -
Other (income) expense, net......................          (34)            (91)            (119)            (85)             (38)
Interest expense.................................       17,959          18,959           16,535           5,255            1,310
                                                   -----------       ---------      -----------     -----------      -----------
    Income (loss) before taxes...................      (45,823)            477            2,622          12,988            4,777

Income taxes.....................................        6,653           1,362            1,846           6,815            1,963
                                                   -----------       ---------      -----------     -----------      -----------
    Net income (loss)............................  $   (52,476)      $    (885)     $       776     $     6,173      $     2,814
                                                   ===========       =========      ===========     ===========      ===========

Earnings (loss) per share -
    Basic and diluted............................  $     (3.10)      $   (0.05)     $      0.05     $      0.45      $      0.95

BALANCE SHEET DATA:
Working capital .................................  $    21,102       $  68,121      $    68,149     $    78,746      $    20,479
Total assets.....................................      255,374         325,780          327,119         301,353           36,855
Long-term debt (including current
    maturities)..................................      159,461         167,246          171,423         138,589           14,298
Stockholders' equity.............................       64,861         117,126          117,679         116,610            8,529

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The forward-looking information set forth in this Annual Report on Form 10-K is as of March 28, 2002, and Pentacon, Inc. undertakes no duty to update this information. Should events occur subsequent to March 28, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the SEC in a Quarterly Report on From 10-Q or as an earnings release included as an exhibit to a Form 8-K. Key factors that could cause actual results to differ materially from expectations include, but are not limited to those matters discussed below under "Certain Factors Which May Affect Future Results".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, goodwill, income taxes, financing, restructuring, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated excess or slow-moving quantities equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company's evaluation of the recoverability of goodwill is consistent with the cash flows included in its internal projections and external financial statements. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment of the deferred tax asset would increase income in the period such determination was made.

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                                  2001                        2000                        1999
                                        ---------------------     -------------------------     ----------------------
                                                                    (DOLLARS IN THOUSANDS)
Revenues.............................   $  259,351    100.0%       $  283,671      100.0%        $ 272,898    100.0%
Cost of sales........................      220,602     85.1           197,899       69.8           186,473     68.3
                                        ----------    -----        ----------      -----         ---------    -----
      Gross profit...................       38,749     14.9            85,772       30.2            86,425     31.7

Operating expenses, restructuring
    and other charges                       62,558     24.1            62,972       22.2            61,611     22.6
Goodwill amortization................        3,456      1.3             3,455        1.2             3,468      1.3
                                        ----------    -----        ----------      -----         ---------    -----
      Operating income (loss)........   $  (27,265)   (10.5)%      $   19,345        6.8%        $  21,346      7.8%
                                        ==========    =====        ==========      =====         =========    =====

SIGNIFICANT NON-COMPARABLE ITEMS

     The following is a summary of selected operating data as reported, and adjusted to exclude significant non-comparable items recognized for the year ended December 31, 2001.

                                                     YEAR ENDED                RESTRUCTURING AND            ADJUSTED YEAR ENDED
                                                  DECEMBER 31, 2001              OTHER CHARGES               DECEMBER 31, 2001
                                                --------------------          -------------------          ----------------------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues....................................        $    259,351                 $          -                 $    259,351
Cost of  sales..............................             220,602                       39,053                      181,549
                                                    ------------                 ------------                 ------------
    Gross profit............................              38,749                      (39,053)                      77,802

Operating expenses..........................              58,626                          966                       57,660
Restructuring and other charges.............               3,932                        3,932                            -
Goodwill amortization.......................               3,456                            -                        3,456
                                                    ------------                 ------------                 ------------
    Operating income (loss).................             (27,265)                     (43,951)                      16,686

Write-off of debt issuance costs............                 633                          633                            -
Other (income) expense, net.................                 (34)                           -                          (34)
Interest expense............................              17,959                            0                       17,959
                                                    -------------                ------------                 ------------
    Income (loss) before taxes..............             (45,823)                     (44,584)                      (1,239)

Income taxes................................               6,653                        6,195                          458
                                                    ------------                 ------------                 ------------
    Net income (loss).......................        $    (52,476)                $    (50,779)                $     (1,697)
                                                    ============                 ============                 ============

Earnings (loss) per share -
    Basic...................................        $      (3.10)                $      (3.00)                $      (0.10)
    Diluted.................................        $      (3.10)                $      (3.00)                $      (0.10)

     In the fourth quarter of 2001, the Company initiated a previously announced plan to restructure its business operations. In addition, the Company conducted an assessment of its business in the aerospace and telecommunications industries in view of the impact of recent events, most notably the September 11th events in New York and Washington, D.C. and the financial difficulties in the telecommunication industry. A further discussion of these industry conditions is set forth in the risk factor discussion below. The Company expects decreases in revenue in the aerospace industry and continued softness in the telecommunication sector. As a result of our previously announced business restructuring and these industry specific conditions, the Company recorded restructuring and other charges of $47.7 million in the fourth quarter of 2001.

     Below is an analysis and discussion of the restructuring and other charges recognized during the fourth quarter and year-ended December 31, 2001:

                                                                QUARTER ENDED          YEAR ENDED
       DESCRIPTION OF CHARGES                                 DECEMBER 31, 2001     DECEMBER 31, 2001
       ----------------------                                 -----------------     -----------------
                                                                          (IN THOUSANDS)
         Write-off of excess inventory                            $    33,430        $   39,053
         Restructuring charges                                    $     2,620        $    3,932
         Professional fees related to restructuring               $       966        $      966
         Write-off of debt issuance costs                         $       633        $      633
         Valuation allowance on deferred tax assets               $    10,001        $   10,001

     Included in restructuring and other charges are charges totaling $39.1 million for the write-off of inventory. Of that total, $33.4 million related to noncash write-offs of excess aerospace and telecommunications inventory in the fourth quarter based upon a review of the anticipated reduced future demand for the inventory resulting from decreased usage levels being experienced and expected in the future combined with changes in the mix of the Company's business. A $5.6 million noncash charge was recognized in the second quarter of 2001 as a result of offering to sell $9.8 million of slower moving aerospace inventory at substantially reduced prices in order to take advantage of the cash flows and tax benefits.

     As announced in November 2001, the Company implemented a restructuring plan to reduce operating expenses. The Company is closing five distribution facilities and has reduced its workforce by approximately 14 percent. The Company recognized a $2.6 million charge in the fourth quarter relating to implementation of the plan. In the second quarter of 2001, the Company recorded a $1.0 million charge for the relocation of its corporate office from Houston, Texas to Chatsworth, California and a $0.3 million charge for cost reduction initiatives in the Industrial Group.

     The Company has engaged advisors to assist in financial restructuring efforts and incurred costs with respect to both these professionals and others engaged by potential lenders and investors in connection with their due diligence. The Company incurred $1.0 million for those fees in the fourth quarter of 2001.

     In connection with the amendment of the Company's bank credit facility in October 2001, unamortized debt issuance costs of $0.6 million relating to the previous facility were written-off.

     As a result of the charges recorded in the fourth quarter, the Company's ability to realize the benefit of recorded deferred tax assets is not assured. Accordingly, the Company also recorded a $10.0 million charge to reduce the carrying value of deferred tax assets.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The discussion which follows addresses financial information excluding the non-comparable items noted above.

REVENUES

     Revenues decreased $24.3 million, or 8.6%, to $259.4 million for the year ended December 31, 2001 from $283.7 million for the year ended December 31, 2000. The revenue decline resulted from a $30.5 million, or 19% decrease in Industrial Group revenues partially offset by a $6.2 million or 5% increase in aerospace group revenues. The industrial group revenue decrease primarily relates to decreased revenues from telecommunications and certain transportation markets. The revenue increase in the aerospace group resulted from implementations of new contracts in the first nine months of the year. However, the aerospace group experienced a 17% drop in fourth quarter revenues as compared to the fourth quarter of 2000 as a result of the overall reduction in aerospace activity levels caused by the September 11th events in New York and Washington, D.C.

COST OF SALES

     Cost of sales decreased $16.4 million, or 8.3%, to $181.5 million for the year ended December 31, 2001 from $197.9 million for the year ended
December 31, 2000. As a percentage of revenues, cost of sales increased from 69.8% for the year ended December 31, 2000 to 70.0% for the year ended December 31, 2001. The industrial group's cost of sales as a percentage of revenues declined by one tenth of a percent in the year ended December 31, 2001 as compared to the year ended December 31, 2000 due to a change in sales mix. The aerospace group's cost of sales as a percentage of sales also declined due to the implementation of new contracts in the current year.

OPERATING EXPENSES

     Operating expenses decreased $5.3 million, or 8.4%, to $57.7 million for the year ended December 31, 2001 from $63.0 million for the year ended December 31, 2000. As a percentage of revenues, operating expenses were flat at 22.2% for the years ended December 31, 2001 and 2000. The aerospace group's operating expenses as a percentage of revenues decreased 14.6% as the cost reduction initiatives taken in the fourth quarter of 2000 contributed to the 2001 results. The industrial group's operating expenses as a percentage of revenues increased as a result of the sales decline and the inability to reduce costs as quickly as revenues declined.

OPERATING INCOME

     Operating income decreased $2.6 million, or 13.5%, to $16.7 million for the year ended December 31, 2001 from $19.3 million for the year ended December 31, 2000 due to the factors noted above. As a percentage of revenues, operating income decreased to 6.4% for the year ended December 31, 2001 from 6.8% for the year ended December 31, 2000.

NON-OPERATING COSTS AND EXPENSES

     Interest expense for the year ended December 31, 2001 totaled $18.0 million compared with $19.0 million for the year ended December 31, 2000. The decrease in interest expense resulted from lower interest rates and, to a lesser extent, lower average debt levels.

PROVISION FOR INCOME TAXES

     The income tax provision for the year ended December 31, 2001 was $0.5 million (an effective tax rate of 37.0%) compared with a provision of $1.4 million (an effective tax rate of 285.5%) for the year ended December 31, 2000. The high effective tax rate in the prior year primarily related to nondeductible goodwill amortization.

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

OPERATING EXPENSES AND RESTRUCTURING AND OTHER CHARGES

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $10.3 million of net cash from operating activities during the year ended December 31, 2001, primarily from working capital improvements. Net cash used for capital expenditures was $2.5 million. Net cash used by financing activities was $7.9 million for the year ended December 31,

2001 which consisted of net repayments of long-term debt. At December 31, 2001, the Company had working capital of $21.1 million and total debt of $159.5 million.

     In March 1999, the Company sold $100 million of Senior Subordinated Notes (the "Notes") due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the Company's credit agreement (the "Bank Credit Facility"). The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At December 31, 2001, the Company was in compliance with the covenants. Each of the Company's subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

     Effective October 30, 2001, the Company amended its $100 million Bank Credit Facility. The Bank Credit Facility is subject to a borrowing base limitation and secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate plus 100 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The financial covenants include: (1) minimum monthly availability requirements, beginning at $6.5 million on October 31, 2001 and increasing periodically thereafter up to $9.5 million on March 1, 2002; (2) monthly EBITDA minimums through February 28, 2002; (3) maximum gross inventory that the Company may have at the end of each calendar month through February 28, 2002; and (4) a tangible net worth requirement. In addition, the Company is required to complete an inventory appraisal by January 15, 2002. At December 31, 2001, the Company had approximately $9.9 million of availability ($6.5 million of availability is required) under the facility. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. In March 2002, the Company amended its Bank Credit Facility to reduce the facility to $65 million and change the term to April 30, 2002. In addition, the Company entered into a forbearance agreement with respect to the default on the tangible net worth covenant of the facility caused by the restructuring and other charges described in Note 2.

     The following summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

---------------------------------------------------------------------------------------------------------------------
                                                             Less than
Contractual Cash Obligations                 Total             1 year        1-3 years      4-5 years   After 5 years
---------------------------------------------------------------------------------------------------------------------
Senior Subordinated Notes                 $   97,678         $        -       $     -        $     -       $  97,678
---------------------------------------------------------------------------------------------------------------------
Bank Credit Facility                          60,135             60,135             -              -               -
---------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                      2,014                299           509            440             766
---------------------------------------------------------------------------------------------------------------------
Non-cancelable Operating Leases               17,141              3,493         5,703          3,627           4,318
---------------------------------------------------------------------------------------------------------------------
Notes Payable                                    253                100           153              -               -
---------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations        $  177,221         $   64,027       $ 6,365        $ 4,067       $ 102,762
---------------------------------------------------------------------------------------------------------------------

     The Company's consolidated financial statements for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $52,476,000 for the year ended December 31, 2001 and the Company's credit facility (the "Bank Credit Facility") matures on April 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     A substantial portion of the Company's business involves sales to the aerospace industry. Primarily as a result of the September 11th events in New York and Washington, D.C., aerospace manufacturers have substantially reduced their business, resulting in decreased business for the Company.

     The Company is highly leveraged and has outstanding $100 million of Senior Subordinated Notes due 2009 (the "Notes") and approximately $60 million of senior secured indebtedness under the Company's Bank Credit Facility. The downturn in the Company's business since September 11th has made it unlikely that it will be able to repay this indebtedness in accordance with its terms.

     The Company has taken a number of steps during the year ended December 31, 2001 to reduce costs. On April 25, 2001, the Company hired a new Chief Executive Officer and subsequently replaced four of its executive officers. The Company reduced its workforce by 14% and closed five facilities which are estimated to result in future cost savings of $10 million in 2002. In addition, the Company restructured the manner in which it purchases its inventory in an effort to increase its annual inventory turns. The Company also evaluated its inventory for excess inventory, primarily in the aerospace group, taking into consideration the downturn in business resulting from the events of September 11th and the number of older aircraft that have been taken out of use, resulting in an aerospace inventory write-down of $ 31.7 million in the fourth quarter of 2001.

     While the steps taken by the Company will improve its 2002 operating results, the Company's level of indebtedness combined with restrictions imposed on the use of the Company's Bank Credit Facility have resulted in debt service in excess of that which can be serviced by the Company's current operations. The Company has entered into negotiations with its lenders, holders of its Notes and other sources of capital to restructure its indebtedness. Although no binding agreements or commitments have been received, the Company anticipates that a restructuring will involve a reduction in the amount of indebtedness owed to holders of the Notes in exchange for common stock (or a security convertible into common stock). The Company is also negotiating with its senior lenders under its Bank Credit Facility to extend the maturity of its Bank Credit Facility. In addition, the Company is in discussions regarding other alternative transactions, including a sale of the Company's business. It is likely that any restructuring or other alternative will result in substantial dilution to current holders of our common stock and a change in control of the Company.

     The Company believes that its improved ongoing operating performance will enable it to successfully restructure its indebtedness, without materially impacting its operations, to a level that can be adequately serviced by its current and anticipated future operations. However, these negotiations involve numerous parties with different interests. Additionally, the events of September 11th continue to affect the aerospace industry making it difficult to project future results, and therefore more difficult to attract equity capital. No assurances can be given that one or more of these factors will prevent the Company from successfully restructuring its indebtedness and continuing as a going concern.

     The Company's lenders under its Bank Credit Facility have notified the Company that the Company is in default under certain covenants under the Bank Credit Facility that would give the lenders the right to accelerate the indebtedness under the Bank Credit Facility and declare it immediately due and payable. The Company and the senior lenders have entered into a forbearance agreement in which the senior lenders agree not to exercise their remedies under the Bank Credit Facility and to continue lending to the Company under the facility until April 26, 2002. In addition, the scheduled interest payment date for the Company's Notes is April 1, 2002. The Company does not expect to make the interest payment on that date. The indenture for the Notes provides a 30-day grace period. If the failure to pay interest continues for 30 days, the Notes will be in default, and the holders of the Notes may, subject to the terms of the indenture, declare all interest and principal immediately due and payable. A default under the Notes will also be a default under the Company's Bank Credit Facility. If the Company is unable to successfully restructure its indebtedness, it may be required to seek protection under the bankruptcy laws.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

     Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At December 31, 2001, the Company's net goodwill was approximately $125.9 million, and annual amortization of such goodwill was approximately $3.5 million. The Company expects to adopt SFAS No. 142 during its first quarter of 2002. The Company believes the impairment charge upon adoption will be material, and based on current market capitalization could equate to a substantial amount of its recorded goodwill. The Company does not believe this adoption will impact its free cash flows or its operating income.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company experiences seasonal declines in the fourth calendar quarter due to declines in its customers' activities in that quarter. The Company's volume of business may be adversely affected by a decline in projects as a result of market segment, regional or national downturns in economic conditions. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent quarter or for a full year.

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

THERE ARE SUBSTANTIAL RISKS ASSOCIATED WITH THE COMPANY'S CURRENT FINANCIAL CONDITION

     No assurances can be given that the Company will be able to obtain replacement financing for the current credit facility, which expires on April 30, 2002, or that the Company will be able to continue to satisfy the covenants under the agreement relating to the credit facility. A default under the Company's credit facility could result in the maturity of substantially all of the Company's indebtedness being accelerated. Our current financial condition could, if not resolved, have a material adverse impact on our relationships with our customers, suppliers and employees. In addition, we expect that restructuring our indebtedness will result in substantial dilution to existing shareholders and a change in control of the Company.

     The Company's auditors have stated in their opinion that the close proximity of the maturity of the Company's revolving credit facility and its operating losses raise substantial doubts about its ability to continue as a going concern.

WE MAY NOT BE ABLE TO MAKE THE APRIL 1, 2002 INTEREST PAYMENT ON OUR NOTES

     Our Bank Credit Facility, as amended, prohibits the use of the Facility to make interest payments on the Notes. We may have no other source of funds to make the payment due on April 1, 2002. If the interest payment is not made within a 30-day grace period, the maturity of the Notes would accelerate and we would be in default on the terms of the Indenture for the Notes.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH A CONCENTRATED CUSTOMER BASE

     A significant portion of our revenue has historically been generated from a limited number of customers, although not necessarily from the same customers year to year. For the year ended December 31, 2001, our ten largest customers collectively accounted for approximately 51% of our revenues. Cummins Inc. and The Boeing Company ("Boeing") (excluding our sales to subcontractors to each of them) accounted for approximately 12% and 9%, respectively, of our revenues for the year ended December 31, 2001. The loss of a significant customer for any reason or a reduction in business with a significant customer for any reason could result in a material loss of revenue and margin and have a material adverse effect on our business.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS

     We sell a significant number of our products to customers in industries that experience significant fluctuations in demand because of changes in economic conditions, consumer demand and other factors beyond their control. As a result, we may not be able to increase or maintain our level of sales in periods of economic stagnation or downturn in our customers' industries. For example, in the past, the commercial airframe industry has been adversely affected by a number of factors, including increased fuel and labor costs and intense price competition. We expect that the normal business cycle of the commercial air transport and regional air transport markets could continue to adversely affect our related product sales and any economic slowdown in related markets could adversely affect our industrial products sales.

     Pentacon's Aerospace Group has historically provided airframe hardware to Boeing and Boeing subcontractors. Over the past few years, Airbus has continued to increase its market share at the expense of Boeing. As the current Pentacon sales model has a considerably higher revenue dependency on Boeing related product sales than Airbus, the Boeing share loss could result in reduced opportunity for Pentacon.

     Both Boeing and Airbus have revised their 2002 estimates of build rates as a consequence of the events of September 11. The combined Boeing and Airbus production rates will be reduced by over 250 aircraft or 27% from January 2001 forecasts. Boeing production will be reduced by 140 aircraft or 27% and Airbus by 114 aircraft or 28%. Production rate declines are expected to continue until 2004.

     At present, Airbus and Boeing anticipate 2003 production rates to decline a further 110 aircraft or 17%, from 2002 projections. This revised estimate is a 39% reduction from the 2003 build rate estimates developed in January 2001. The 2003 production decrease is led by Boeing with 93 or 34% less aircraft predicted against Airbus with 25 or 8% less aircraft.

     Boeing's share of the Air Transport production market has decreased dramatically. In the five-year period from 1999 to 2003, Boeing share is estimated to reduce from 68% to 51%. Based on the aforementioned forecasts, reduced demand for Boeing related parts are projected to continue for a prolonged period.

     The aerospace industry has historically experienced long-term demand for products after development of an aircraft model or platform. New aircraft development takes a period years to design, qualify, manufacture and market. Nearly 25% of the sampled aging fleets are currently in storage. Additionally, a considerable number of those aged aircraft in-service are operating in freighter, charter, or emerging nation airline scheduled service. When aircraft transition to this type service, their utilization typically declines in excess of 50% compared with aircraft used in "normal" scheduled service. The requirement for related parts sold by the Company declines comparably to the reduced aircraft utilization.

     The events of September 11, 2001 have lead to a dramatic increase of aircraft removed from service and placed in storage. In the three months following the event, nearly 600 additional aircraft were placed in storage. Given age and related high operational costs associated with many of these aircraft, forecasters estimate that a majority of these planes will not return to operational service. This will signal a permanent decline for the part demand associated with these aging fleets.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE INCREASING USE OF ELECTRONIC AUCTIONS AND EXCHANGES

     Electronic auctions and exchanges have grown as a tool to solicit bids and drive purchase cost reduction. In using this tool, companies are beginning to break up their sourcing into smaller lots to achieve the greatest cost benefit. This type of electronic interchange could have an adverse effect on our pricing, market share, or revenues.

THERE ARE RISKS INVOLVED IN THE COMPANY'S INTEGRATION OF INFORMATION TECHNOLOGY
(IT) SYSTEMS AND RELIANCE ON IT SYSTEMS

     Our IT systems are used for ordering products, managing order fulfillment, recording and analyzing financial results, controlling inventory and performing other important functions. We may experience delays, disruptions and unanticipated expenses in performing these business processes. Any such event could have a material adverse effect on our business, financial condition and results of operations. We will not be able to achieve certain contemplated operating efficiencies and competitive advantages until we have fully coordinated and integrated these systems. Until we have completed our Industrial Group IT system integration, we will rely primarily on the separate systems of our Industrial Group. After these systems are integrated, we will rely heavily on them in our daily operations. As a result, any interruption in the operation of these systems may have a material adverse effect on our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH EXCESS INVENTORY ACCUMULATIONS

     As a distributor, we purchase inventory for resale to our customers. Some of this inventory has and may become excess or slow moving for a variety of reasons, including, without limitation, anticipated demand which does not materialize, purchases in excess of current customer requirements to achieve volume pricing discount from suppliers, loss of a customer, customers loss of contract, redundant inventories from acquired companies, customer engineering or design changes, etc. Although we believe that inventories are salable over time at normal margins, we may from time to time choose and have chosen to sell these inventories at reduced margins or at a loss in order to generate cash flow and certain related tax benefits. While we have established a methodology for taking reserves against this inventory, where the reserves prove inadequate, we may take additional noncash charges from time to time. In the fourth quarter of 2001, the Company took such an additional charge in the amount of $33.4 million.

WE ARE DEPENDENT UPON SUPPLIERS FOR SPECIALIZED PRODUCT PROCUREMENT

     Certain types of specialized products are available from only a limited number of sources. If those sources became unavailable to us, we would not be able to continue to sell such products unless we could locate an alternative supplier. Our inability to supply certain types of products may adversely affect our sales and our relationship with the customers requiring such fasteners.

WE COMPETE IN A HIGHLY COMPETITIVE C-CLASS PRODUCT DISTRIBUTION MARKET

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENT REGULATION

     Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to work place health and safety that could adversely affect our business, financial condition and results of operations.

WE FACE RISKS RELATING TO CHANGES IN INTEREST RATES

     Advances under our Bank Credit Facility bear interest at 100 basis points above the banks' prime rate. Changes in interest rates, and thus the prime rate, could have a material adverse effect on our business.

WE FACE RISKS ASSOCIATED WITH MARKET EXPANSION

     The Company's sales efforts are primarily focused on developing new business with mid-size and large-size customers which are likely to benefit from cost savings and operating efficiencies from the products and services offered by the Company, as well as expanding business with existing customers by serving additional sites and/or expanding the breadth of products and services provided to those customers. The Company has developed a national sales, marketing and service effort focused on developing a coordinated marketing effort to maximize customer penetration and provide multi-site customers with company-wide procurement and inventory management solutions which maximize cost savings and operating efficiencies. These efforts will increase our operating expenses, but may not proportionately increase our operating revenues.

WE FACE CERTAIN LITIGATION RISKS

     We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, results of operations, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Note 12, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

OUR BUSINESS IS SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER CATASTROPHIC EVENTS

     Our corporate headquarters, including certain of our distribution centers, are located in Southern California, a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The events in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. economy and other economies around the world. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

VARIABLE-RATE DEBT

     As of December 31, 2001, the Company had approximately $60.1 million outstanding under its Bank Credit Facility. The interest rates are based on the prime interest rate. The amount outstanding under the Bank Credit Facility will fluctuate throughout the year based upon working capital requirements. Based upon the $60.1 million outstanding under the Bank Credit Facility at December 31, 2001, a 1.0% change in the interest rate (from the December 31, 2000 rate) would have caused a change in interest expense of approximately $601,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

FIXED-RATE DEBT

     As of December 31, 2001, the Company had $100.0 million of 12.25% Senior Subordinated Notes outstanding with an estimated fair value of approximately $21.0 million based upon their publicly traded value at that date. Since the Senior Subordinated notes are thinly traded, the publicly traded value at that date is not necessarily indicative of the fair value of $100.0 million of the notes. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately
$1.0 million as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders:

     We have audited the accompanying consolidated balance sheets of Pentacon, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pentacon, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended
December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements and schedule have been prepared assuming that Pentacon, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred an operating loss and its revolving credit facility matures on April 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                              ERNST & YOUNG LLP

Houston, Texas
February 1, 2002,
except for Note 3, as to which the date is March 28, 2002

                                 PENTACON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                    ------------------------------
                                                                        2001              2000
                                                                    ------------      ------------
                                                                            (IN THOUSANDS)
                              ASSETS
Cash and cash equivalents......................................     $         49      $        158
Accounts receivable............................................           30,767            41,433
Inventories....................................................           77,871           124,530
Deferred income taxes..........................................                -             9,865
Refundable income taxes........................................            2,129                 -
Other current assets...........................................            1,679             1,044
                                                                    ------------      ------------

                    Total current assets.......................          112,495           177,030
                                                                    ------------      ------------

Property and equipment, net....................................           12,780            14,319
Goodwill, net..................................................          125,927           129,383
Deferred income taxes..........................................                -               516
Other assets...................................................            4,172             4,532
                                                                    ------------      ------------

                    Total assets...............................     $    255,374      $    325,780
                                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...............................................     $     18,191      $     28,303
Accrued expenses...............................................            9,776             7,564
Accrued interest...............................................            3,085             4,154
Income taxes payable...........................................                -             1,387
Current maturities of long-term debt...........................           60,341            67,501
                                                                    ------------      ------------

                    Total current liabilities..................           91,393           108,909

Long-term debt, net of current maturities......................           99,120            99,745
                                                                    ------------      ------------

                    Total liabilities..........................          190,513           208,654
                                                                    ------------      ------------

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued and outstanding.................                -                 -
Common stock, $.01 par value, 51,000,000 shares authorized,
  16,960,139 and 16,769,251 shares issued and
  outstanding in 2001 and 2000, respectively                                 170               168
Additional paid in capital.....................................          101,322           101,122
Retained earnings (deficit)....................................          (36,643)           15,833
Accumulated comprehensive income...............................               12                 3
                                                                    ------------      ------------

                    Total stockholders' equity.................           64,861           117,126
                                                                    ------------      ------------

                    Total liabilities and
                      stockholders' equity.....................     $    255,374      $    325,780
                                                                    ============      ============

      The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       2001             2000               1999
                                                   ------------     ------------      ------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues.......................................    $    259,351     $    283,671      $    272,898
Cost of sales..................................         220,602          197,899           186,473
                                                   ------------     ------------      ------------
     Gross profit..............................          38,749           85,772            86,425

Operating expenses.............................          58,626           62,972            60,979
Restructuring and other charges................           3,932                -               632
Goodwill amortization..........................           3,456            3,455             3,468
                                                   ------------     ------------      ------------

     Operating income (loss)...................         (27,265)          19,345            21,346

Write-off of debt issuance costs...............             633                -             2,308
Other (income) expense, net....................             (34)             (91)             (119)
Interest expense...............................          17,959           18,959            16,535
                                                   ------------     ------------      ------------

     Income (loss) before taxes................         (45,823)             477             2,622
Income taxes...................................           6,653            1,362             1,846
                                                   ------------     ------------      ------------

     Net income (loss).........................    $    (52,476)    $       (885)     $        776
                                                   ============     ============      ============
Net income (loss) per share:
     Basic.....................................    $      (3.10)    $      (0.05)     $       0.05
     Diluted...................................    $      (3.10)    $      (0.05)     $       0.05

     The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                        2001             2000              1999
                                                                    -------------    -------------     -------------
                                                                                     (IN THOUSANDS)
Cash Flows From Operating Activities:
     Net income (loss).......................................       $     (52,476)   $        (885)    $         776
Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
     Depreciation and amortization...........................               6,999            6,624             6,072
     Amortization of discount on notes.......................                 196              165               111
     Deferred income taxes...................................              10,381             (714)             (566)
     Inventory write-off.....................................              39,053                -                 -
     Write-off of debt issuance costs........................                 633                -             2,308
     Changes in operating assets and liabilities:
          Accounts receivable................................              10,666           (1,145)           (5,949)
          Inventories........................................               7,606            2,867           (13,498)
          Refundable income taxes............................              (2,129)               -                 -
          Other current assets...............................                 (55)            (672)              232
          Other assets.......................................                (249)             502              (157)
          Accounts payable and accrued expenses..............              (8,969)           2,338            (8,600)
          Income taxes payable...............................              (1,387)           1,053            (3,135)
                                                                    -------------    -------------     -------------
       Net cash provided by (used in) operating activities                 10,269           10,133           (22,406)

Cash Flows From Investing Activities:
     Capital expenditures....................................              (2,588)          (5,873)           (6,038)
     Other...................................................                 137               21                12
                                                                    -------------    -------------     -------------
       Net cash used in investing activities.................              (2,451)          (5,852)           (6,026)

Cash Flows From Financing Activities:
     Repayments of term debt.................................                (470)            (454)             (341)
     Net borrowings (repayments) under credit facility.......              (6,877)          (3,888)           33,025
     Debt issuance costs.....................................                (580)               -            (4,777)
                                                                    -------------    -------------     -------------
       Net cash provided by (used in) financing activities                 (7,927)          (4,342)           27,907

Decrease in cash and cash equivalents........................                (109)             (61)             (525)

Cash and cash equivalents, beginning of period...............                 158              219               744
                                                                    -------------    -------------     -------------

Cash and cash equivalents, end of period.....................       $          49    $         158     $         219
                                                                    =============    =============     =============

      The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   COMMON STOCK           ADDITIONAL       RETAINED     ACCUMULATED      TOTAL
                                                                           PAID IN         EARNINGS    COMPREHENSIVE  STOCKHOLDERS'
                                              SHARES         AMOUNT        CAPITAL         (DEFICIT)       INCOME         EQUITY
                                           -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1998.......             16,668,129  $         167  $     100,501  $      15,942  $           -  $     116,610
  Issuance of common stock ......                 13,132              -             32              -              -             32
  Amortization of deferred
    compensation.................                      -              -            261              -              -            261
  Net income.....................                      -              -              -            776              -            776
                                           -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999.......             16,681,261            167        100,794         16,718              -        117,679
  Issuance of common stock ......                 87,990              1             85              -              -             86
  Amortization of deferred
    compensation.................                      -              -            243              -              -            243
  Net loss.......................                      -              -              -           (885)             -           (885)
  Foreign currency translation.                        -              -              -              -              3              3
                                                                                                                      -------------
  Comprehensive loss.............                      -              -              -              -              -           (882)
                                           -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2000.......             16,769,251            168        101,122         15,833              3        117,126
  Issuance of common stock ......                190,888              2            108              -              -            110
  Amortization of deferred
    compensation.................                      -              -             92              -              -             92
  Net loss.......................                      -              -              -        (52,476)             -        (52,476)
  Foreign currency translation...                      -              -              -              -              9              9
                                                                                                                      -------------
  Comprehensive loss.............                      -              -              -              -              -        (52,467)
                                           -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2001.......             16,960,139  $         170  $     101,322  $     (36,643) $          12  $      64,861
                                           =============  =============  =============  =============  =============  =============

       The accompanying notes are an integral part of these statements.

                                 PENTACON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: Pentacon, Inc. ("Pentacon" or the "Company") was incorporated in March 1997. On March 10, 1998, Pentacon and separate wholly-owned subsidiaries acquired in separate transactions, simultaneously with the closing of its initial public offering (the "Offering") of its common stock, five businesses (the "Initial Acquisitions"): Alatec Products, Inc. (Alatec), AXS Solutions, Inc., Capitol Bolt & Supply, Inc., Maumee Industries, Inc., and Sales Systems Limited, collectively referred to as the "Founding Companies." The consideration for the Initial Acquisitions consisted of a combination of cash and common stock. Because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of common stock following the Offering and the Initial Acquisitions, and (ii) the stockholders of Alatec received the greatest number of shares of Pentacon, Inc. common stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Alatec was identified as the accounting acquiror. The acquisitions of the remaining Founding Companies were accounted for using the purchase method of accounting. Unless the context otherwise requires, all references herein to the Company include Pentacon, the Founding Companies and acquisitions subsequent to the Offering ("Subsequent Acquisitions").

     Pentacon distributes fasteners and other small parts and provides related inventory management services primarily to customers in the United States.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Pentacon, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     CASH EQUIVALENTS: Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, cash equivalents are stated at cost plus accrued interest, which approximates fair value.

     INVENTORIES: Inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out basis.

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

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight-line method. The amortization expense on assets acquired under capital leases is included with depreciation expense on owned assets. Repairs and maintenance are charged to earnings as they are incurred.

     GOODWILL: Goodwill is amortized over a period of 40 years. The carrying value of goodwill is reviewed if there are indications that the goodwill may be impaired. If this review indicates that the goodwill will not be recoverable, as determined based on undiscounted cash flows over the remaining amortization periods, the carrying value of the goodwill will be reduced by the estimated shortfall in discounted cash flow. At the time goodwill is evaluated for impairment, enterprise goodwill is also evaluated utilizing undiscounted cash flows of the enterprise over the remaining life of the asset.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK: The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. The allowance for doubtful accounts and related activity were not material at and for the years ended December 31, 2001, 2000 and 1999. One customer of the industrial segment accounted for approximately 12%, 16% and 14% of consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Accounts receivable balances related to this customer represented approximately 9% and 10% of total accounts receivable at December 31, 2001 and 2000, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of accounts receivable, prepaid expenses and accounts payable approximate fair values due to the short-term maturities of these instruments. The Company's publicly-traded Senior Subordinated Notes had a fair value of $21.0 million at December 31, 2001. The carrying value of the Company's remaining debt facilities and capital lease obligations approximate fair value since the rates on such facilities are variable, based on current market or are at fixed rates currently available to the Company.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as assets and liabilities and measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted this standard in the quarter ended March 31, 2001. The adoption had no impact on net income because of the Company's minimal use of derivatives.

     In June 2001, the FASB issues SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combination initiated after June 30, 2001. SFAS No. 141 also requires that acquired intangible assets be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets. The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

     Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At December 31, 2001, the Company's net goodwill was approximately $125.9 million, and annual amortization of such goodwill was approximately $3.5 million. The Company expects to adopt SFAS No. 142 during its first quarter of 2002. The Company believes the impairment charge upon adoption will be material, and based on current market capitalization could equate to a substantial amount of its recorded goodwill. The Company does not believe this adoption will impact its free cash flows or its operating income.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured as the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that the adoption of this standard will have on its financial position and results of operations.

2. RESTRUCTURING AND OTHER CHARGES

   In the fourth quarter of 2001, the Company initiated a plan to restructure its business operations. In addition, the Company conducted an assessment of its business in the aerospace and telecommunication industries in view of the impact of recent events, most notably the September 11th events in New York and Washington, D.C. and the financial difficulties in the telecommunications industry. The Company expects decreases in revenues in the aerospace industry and continued softness in the telecommunications sector. As a result, the Company recorded restructuring and other charges of $47,650,000 in the fourth quarter of 2001.

     Below is an analysis and discussion of the restructuring and other charges recognized during the fourth quarter and year-ended December 31, 2001 (amounts in thousands):

-------------------------------------------------------------------------------------------------------------------------
                                                  Second       Fourth
Income Statement      Description of Charges      Quarter      Quarter       Noncash         Cash          Balance at
Classification                                    Accrual      Accrual       Activity      Activity    December 31, 2001
-------------------------------------------------------------------------------------------------------------------------
Cost of sales         Write-off of excess         $ 5,623      $ 33,430      $ (2,987)     $    -          $ 36,066
                      inventory
-------------------------------------------------------------------------------------------------------------------------
Restructuring and     Termination Benefits Cost       817         1,386            (3)       (808)            1,392
other charges
-------------------------------------------------------------------------------------------------------------------------
Restructuring and     Facility Costs                  495         1,234             -        (107)            1,622
other charges
-------------------------------------------------------------------------------------------------------------------------
Operating expenses    Professional fees                 -           966             -        (581)              385
                      related to restructuring
-------------------------------------------------------------------------------------------------------------------------
Write-off of debt     Write-off of debt                 -           633          (633)          -                 -
issuance costs        issuance costs
-------------------------------------------------------------------------------------------------------------------------
Income taxes          Valuation allowance               -        10,001       (10,001)          -                 -
                      on deferred tax assets
-------------------------------------------------------------------------------------------------------------------------

     Included in restructuring and other charges are charges totaling $39,053,000 for the write-off of inventory. Of that total, $33,430,000 related to noncash write-offs of excess aerospace and telecommunications inventory in the fourth quarter based upon a review of the anticipated reduced future demand for the inventory resulting from decreased usage levels in the quarter. A $5,623,000 noncash charge was recognized in the second quarter of 2001 as a result of offering $9,762,000 of slower moving inventory at substantially reduced prices in order to take advantage of the cashflows and tax benefits.

     As announced in November 2001, the Company implemented a restructuring plan to reduce annual operating expenses. The Company is closing five distribution facilities and has reduced its workforce by 86 employees, the majority of which were terminated prior to December 31, 2001. These employees encompass all levels of the organization from executives to warehouse employees. The Company recognized a $2,620,000 charge in the fourth quarter relating to implementation of the plan. In the second quarter of 2001, the Company recorded a $967,000 charge for the relocation of its corporate office from Houston, Texas to Chatsworth, California and a $345,000 charge for cost initiatives in the Industrial Group.

     The Company has engaged advisors to assist in restructuring efforts and has incurred costs with respect to professionals engaged by potential lenders and investors in connection with due diligence. The Company recognized $966,000 for those fees in the fourth quarter of 2001.

     In connection with the amendment of the Company's bank credit facility in October 2001, unamortized debt issuance costs of $633,000 relating to the previous facility were written-off.

     As a result of the charges recorded in the fourth quarter, the realization of recorded deferred tax assets is not assured. The Company recorded a $10,001,000 valuation allowance related to deferred tax assets in the fourth quarter of 2001.

     During the year ended December 31, 1999, the Company incurred a non-recurring charge of $632,000 related to a workforce reduction in one of the Company's industrial segment distribution centers.

3.  MANAGEMENT'S PLAN

     The Company's consolidated financial statements for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $52,476,000 for the year ended December 31, 2001 and the Company's credit facility (the "Bank Credit Facility") matures on April 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     A substantial portion of the Company's business involves sales to the aerospace industry. Primarily as a result of the September 11th events in New York and Washington, D.C., aerospace manufacturers have substantially reduced their business, resulting in decreased business for the Company.

     The Company is highly leveraged and has outstanding $100 million of Senior Subordinated Notes due 2009 (the "Notes") and approximately $60 million of senior secured indebtedness under the Company's Bank Credit Facility. The downturn in the Company's business since September 11th has made it unlikely that it will be able to repay this indebtedness in accordance with its terms.

     The Company has taken a number of steps during the year ended December 31, 2001 to reduce costs. On April 25, 2001, the Company hired a new Chief Executive Officer and subsequently replaced four of its executive officers. The Company reduced its workforce by 14% and closed five facilities which are estimated to result in future cost savings of $10 million in 2002. In addition, the Company restructured the manner in which it purchases its inventory in an effort to increase its annual inventory turns. The Company also evaluated its inventory for excess inventory, primarily in the aerospace group, taking into consideration the downturn in business resulting from the events of September 11th and the number of older aircraft that have been taken out of use, resulting in an aerospace inventory write-down of $ 31.7 million in the fourth quarter of 2001.

     While the steps taken by the Company will improve its 2002 operating results, the Company's level of indebtedness combined with restrictions imposed on the use of the Company's credit facility have resulted in debt service in excess of that which can be serviced by the Company's current operations. The Company has entered into negotiations with its lenders, holders of its Notes and other sources of capital to restructure its indebtedness. Although no binding agreements or commitments have been received, the Company anticipates that a restructuring will involve a reduction in the amount of indebtedness owed to holders of the Notes in exchange for common stock (or a security convertible into common stock). The Company is also negotiating with its senior lenders under its Bank Credit Facility to extend the maturity of its Bank Credit Facility. In addition, the Company is in discussions regarding other alternative transactions, including a sale of the Company's business. It is likely that any restructuring or other alternative will result in substantial dilution to current holders of our common stock and a change in control of the Company.

     The Company believes that its improved ongoing operating performance will enable it to successfully restructure its indebtedness, without materially impacting its operations, to a level that can be adequately serviced by its current and anticipated future operations. However, these negotiations involve numerous parties with different interests. Additionally, the events of September 11th continue to affect the aerospace industry making it difficult to project future results, and therefore more difficult to attract equity capital. No assurances can be given that one or more of these factors will prevent the Company from successfully restructuring its indebtedness and continuing as a going concern.

     The Company's lenders under its Bank Credit Facility have notified the Company that the Company is in default under certain covenants under the Bank Credit Facility that would give the lenders the right to accelerate the indebtedness under the Bank Credit Facility and declare it immediately due and payable. The Company and the senior lenders have entered into a forbearance agreement in which the senior lenders agree not to exercise their remedies under the Bank Credit Facility and to continue lending to the Company under the facility until April 26, 2002. In addition, the scheduled interest payment date for the Company's Notes is April 1, 2002. The Company does not expect to make the interest payment on that date. The indenture for the Notes provides a 30-day grace period. If the failure to pay interest continues for 30 days, the Notes will be in default, and the holders of the Notes may, subject to the terms of the indenture, declare all interest and principal immediately due and payable. A default under the Notes will also be a default under the Company's Bank Credit Facility. If the Company is unable to successfully restructure its indebtedness, it may be required to seek protection under the bankruptcy laws.

4. PROPERTY AND EQUIPMENT AND GOODWILL

                                                              USEFUL                  DECEMBER 31,
                                                             LIVES IN       --------------------------------
                                                               YEARS            2001               2000
                                                            -----------     ------------        ------------
                                                                                    (IN THOUSANDS)

     Buildings..............................................      10-40     $      1,772        $      2,816
     Leasehold improvements.................................       6-20            3,768               3,420
     Equipment..............................................        3-8           12,439               8,333
     Furniture and fixtures.................................        5-7            2,728               2,758
     Construction in progress...............................          -               57               3,491
                                                                            ------------        ------------
                                                                                  20,764              20,818
     Less accumulated depreciation and
       Amortization.........................................          -           (7,984)             (6,499)
                                                                            ------------        ------------
                                                                            $     12,780        $     14,319
                                                                            ============        ============

                                                                                      DECEMBER 31,
                                                                            --------------------------------
                                                                               2001                 2000
                                                                            ------------        ------------
                                                                                     (IN THOUSANDS)

     Goodwill........................................................       $    138,190        $    138,190
     Less accumulated amortization...................................            (12,263)             (8,807)
                                                                            ------------        ------------
                                                                            $    125,927        $    129,383
                                                                            ============        ============

5. CREDIT FACILITY, LONG-TERM DEBT AND LEASES

                                                                                       DECEMBER 31,
                                                                            --------------------------------
                                                                               2001                 2000
                                                                            ------------        ------------
                                                                                     (IN THOUSANDS)
    Senior Subordinated Notes with interest payable semi-
      annually at 12.25% (an effective rate of 12.75%),
      maturing March 2009............................................       $     97,678        $     97,492

    Borrowings under Bank Credit Facility:
      Revolving credit loan with interest payable quarterly at
        LIBOR + 2%                                                                     -              61,000

      Revolving credit loan with interest payable monthly at prime
        (5.75% at December 31, 2001), maturing April 2002                         60,135               6,012

    Capital leases...................................................              1,395               2,311

    Other notes payable .............................................                253                 431
                                                                            ------------        ------------
                                                                                 159,461             167,246
    Less current maturities..........................................             60,341              67,501
                                                                            ------------        ------------
    Long-term debt, net of current maturities........................       $     99,120        $     99,745
                                                                            ============        ============

     In March 1999, the Company sold $100 million of Notes due April 1, 2009. The net proceeds of $94.2 million, after the original issue discount and paying underwriter's commissions, from the offering of the Notes were used to repay indebtedness under the

Company's Bank Credit Facility. The Notes accrue interest at 12.25% which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness. The indenture governing the Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make investments and sell assets. At December 31, 2001 the Company was in compliance with the covenants. Each of the Company's subsidiaries, which are wholly owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis. Separate financial statements of the guarantors are not presented because management has determined that they would not be material to investors.

     Effective October 30, 2001, the Company amended its $100 million Bank Credit Facility. The Bank Credit Facility is subject to a borrowing base limitation and secured by Company stock and assets. Advances under the Bank Credit Facility bear interest at the banks' prime rate plus 100 basis points. Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit. The Bank Credit Facility contains a provision for standby letters of credit up to $20 million. The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The financial covenants include: (1) minimum monthly availability requirements, beginning at $6.5 million on October 31, 2001 and increasing periodically thereafter up to $9.5 million on March 1, 2002; (2) monthly EBITDA minimums through February 28, 2002; (3) maximum gross inventory that the Company may have at the end of each calendar month through February 28, 2002; and (4) a tangible net worth requirement. In addition, the Company is required to complete an inventory appraisal by January 15, 2002. At December 31, 2001, the Company had approximately $9.9 million of availability ($6.5 million of availability is required) under the facility. Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 BALANCE SHEET CLASSIFICATION OF BORROWINGS OUTSTANDING UNDER REVOLVING CREDIT AGREEMENTS THAT INCLUDE BOTH A SUBJECTIVE ACCELERATION CLAUSE AND A LOCK-BOX ARRANGEMENT. The weighted-average interest rate on short-term borrowings outstanding was 6.59% and 8.10% at December 31, 2001 and 2000, respectively. In March 2002, the Company amended its Bank Credit Facility to reduce the facility to $65 million and change the term to April 30, 2002. In addition, the Company entered into a forbearance agreement with respect to the default on the tangible net worth covenant of the facility caused by the restructuring and other charges described in Note 2.

     In connection with the amendment of the Company's Bank Credit Facility in October 2001, unamortized debt issuance costs of $633,000 related to the previous facility were written-off. In connection with the amendment of and reduction in the Bank Credit Facility and issuance of the Notes in March 1999, the Company recorded a $2,308,000 noncash charge for the write-off of debt issuance costs.

     Maturities of long-term debt (excluding capital leases) for the five years subsequent to December 31, 2001 are $60,242,000, $94,000, $51,000, $0 and $0,
respectively.

     The Company leases a portion of its buildings and equipment under non-cancelable capital and operating leases. Future minimum lease payments under the capital and operating leases, together with the present value of the net minimum lease payments, as of December 31, 2001 are as follows:

                                                    CAPITAL    OPERATING
    YEAR ENDING DECEMBER 31:                        LEASES       LEASES         TOTAL
  --------------------------------------          ----------   ----------     ---------
                                                             (IN THOUSANDS)

    2002...................................       $      299   $    3,493     $   3,792
    2003...................................              274        3,179         3,453
    2004...................................              235        2,524         2,759
    2005...................................              220        2,035         2,255
    2006...................................              220        1,592         1,812
    Thereafter.............................              766        4,318         5,084
                                                  ----------   ----------     ---------
    Total minimum lease payments...........            2,014       17,141        19,155

    Less amount representing
      Interest.............................              619
                                                  ----------
    Present value of net minimum
      lease payments.......................            1,395
    Current maturities.....................              107
                                                  ----------
    Long-term portion......................       $    1,288
                                                  ==========

     Total rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was approximately $4,758,000, $4,210,000 and $3,435,000, respectively, including amounts to related parties of $1,024,000, $1,217,000 and $952,000, respectively. Total minimum lease payments include payments due to stockholders of $1,864,000 for capital leases and $6,999,000 for operating leases.

6. INCOME TAXES

     Deferred tax liabilities and assets at the end of each period are determined based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance. For the year ended December 31, 2001, the Company recorded a valuation allowance relating to its net deferred tax assets.

     Components of income tax expense (benefit) are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                    2001          2000           1999
                                                  ----------   ----------     ---------
                                                             (IN THOUSANDS)
Current expense (benefit):
    Federal...............................        $   (3,115)  $    1,572     $   1,549
    State.................................              (613)         504           863
                                                  ----------   ----------     ---------
                                                      (3,728)       2,076         2,412
Deferred expense (benefit):
    Federal...............................             8,465         (582)         (461)
    State.................................             1,916         (132)         (105)
                                                  ----------   ----------     ---------
                                                      10,381         (714)         (566)
                                                  ----------   ----------     ---------
                                                  $    6,653   $    1,362     $   1,846
                                                  ==========   ==========     =========

     The net deferred tax assets (liabilities) consist of the following:

                                                                                  DECEMBER 31,
                                                                           ---------------------------------
                                                                              2001                   2000
                                                                           ----------             ----------
                                                                                   (IN THOUSANDS)
Deferred tax assets:
   Receivables allowance........................................           $      366             $      793
   Inventory allowance..........................................               17,487                  6,380
   Accrued expenses.............................................                1,278                  1,526
   Uniform cost capitalization..................................                1,591                  1,144
   Property and equipment.......................................                    -                    516
   Net operating loss carryforward..............................                2,079                      -
   Other........................................................                  116                    138
                                                                           ----------             ----------
     Total deferred tax assets..................................               22,917                 10,497
                                                                           ----------             ----------
Deferred tax liabilities:
   Property and equipment.......................................                 (570)                     -
   Other........................................................                 (144)                  (116)
                                                                           ----------              ---------
     Total deferred tax liabilities.............................                 (714)                  (116)
                                                                           ----------             ----------

   Valuation allowance..........................................              (22,203)                     -
                                                                           ----------             ----------
     Net deferred taxes.........................................           $        -             $   10,381
                                                                           ==========             ==========

Net deferred taxes consist of the following:
   Current assets...............................................           $        -             $    9,865
   Noncurrent assets............................................                    -                    516
                                                                           ----------             ----------
                                                                           $        -             $   10,381
                                                                           ==========             ==========

     Due to the uncertainty surrounding the realization of the deferred tax assets, the Company has recorded a full valuation allowance against these amounts for the year ended December 31, 2001. The Company has approximately $5,696,000 of tax operating loss carryforward at December 31, 2001 that will expire in 2021.

     The Company's effective tax rate varied from the federal statutory tax rate as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------
                                                           2001               2000               1999
                                                       ------------        ----------         -----------
Expected income tax rate...........................       (34.0)%             34.0%               34.0%
International export sales partially
  exempt from federal income taxes
  (FSC/ETI benefit)...............................         (0.8)             (41.9)              (14.1)
State taxes, net of federal benefit................        (0.7)              34.2                 4.0
Nondeductible compensation.........................           -               17.3                   -
Nondeductible goodwill.............................         2.6              246.2                44.2
Valuation allowance................................        48.5                  -                   -
Other nondeductible expenses.......................        (1.1)              (4.3)                2.3
                                                       ---------           ----------         --------
Effective tax rate.................................        14.5%             285.5%               70.4%
                                                       =========           ==========         ========

7. EARNINGS (LOSS) PER SHARE

     The computation of net income (loss) per share for the years ended December 31, 2001, 2000 and 1999 is based on the weighted average shares of common stock outstanding during the years ended December 31, 2001, 2000 and 1999, respectively.

     Basic and diluted net income (loss) per share is computed based on the following information:

                                                                 YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                    2001               2000                1999
                                                 ----------        ------------         ----------
                                                                  (IN THOUSANDS)
   BASIC:

   Net income (loss)....................         $  (52,476)        $      (885)        $      776
                                                 ==========         ===========         ==========

   Average common shares................             16,904              16,744             16,670
                                                 ==========         ===========         ==========
   DILUTED:

   Net income (loss)....................         $  (52,476)        $      (885)        $      776
                                                 ==========         ===========         ==========
   Average common shares................             16,904              16,744             16,670

   Common share equivalents:
      Warrants..........................                  -                   -                  -
      Options...........................                  1                  14                  1
                                                 ----------         -----------         ----------
         Total common share
           equivalents..................                  1                  14                  1
                                                 ----------         -----------         ----------
   Average common shares and
         common share equivalents.......             16,905              16,758             16,671
                                                 ==========         ===========         ==========

     Options and warrants to purchase 1,220,218, 976,228 and 1,192,225 shares of common stock were not included in the diluted net income per share calculation for the years ended December 31, 2001, 2000 and 1999, respectively, because the exercise price was greater that the average market price.

8. STOCK OPTION PLAN

     The Board of Directors has adopted, and the stockholders of the Company have approved, the Pentacon, Inc. 1998 Stock Plan (the "1998 Stock Plan"). The aggregate amount of common stock with respect to which options or other awards may be granted may not exceed 2,550,000 shares. As of December 31, 2001, the Company had granted options and other awards for a total of 1,227,468 shares under the 1998 Stock Plan.

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

     The Company applies APB 25 in accounting for the Plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Pro forma information regarding net income and earnings per common share is required by Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123") as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing ("Black-Scholes") model with the following weighted average assumptions for 2001, 2000 and 1999 respectively: (i) risk-free interest rate of 5.03%, 5.03% and 6.34%, (ii) a dividend yield of 0.00%, (iii) volatility factors of the historical market price of the Company's common stock of 141.4%, 84.6%, and 75.7%, respectively and (iv) a weighted average expected life of 10 years.

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

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          2001           2000            1999
                                                                       ----------     ----------      ----------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
Net income (loss)
  As reported........................................................  $  (52,476)    $    (885)      $      776
  Pro forma..........................................................  $  (53,182)    $  (1,662)      $   (1,987)
Income (loss) per share
  As reported........................................................  $    (3.10)    $   (0.05)      $     0.05
  Pro forma..........................................................  $    (3.15)    $   (0.10)      $    (0.12)

     A summary of the status and activity of the Company's fixed stock option plans for officers and employees is presented below:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                        SHARES           PRICES
                                                      ----------      ------------
Stock options outstanding at December 31, 1998         1,103,730        $  10.24
   Options granted...................................    165,900            5.58
   Options cancelled.................................    (56,405)           9.92
                                                      ----------
Stock options outstanding at December 31, 1999.......  1,213,225        $   9.62
   Options granted ..................................    426,071            1.83
   Options cancelled.................................   (333,318)           9.57
                                                      ----------
Stock options outstanding at December 31, 2000.......  1,305,978        $   7.09
   Options granted...................................    316,290            1.01
   Options cancelled.................................   (344,800)           8.91
                                                      ----------
Stock options outstanding at December 31, 2001.......  1,277,468        $   5.10
                                                      ==========

Common shares authorized under the 1998 Stock Plan...  2,550,000
   Outstanding options............................... (1,277,468)
   Outstanding stock grants..........................   (263,267)
                                                      ----------
Options available for grant at December 31, 2001.....  1,009,265
                                                      ==========

Shares exercisable at December 31, 2001..............    780,574        $   7.47

     The weighted average fair value of options granted in the years ended December 31, 2001, 2000 and 1999 was $0.98, $1.57 and $4.65, respectively. The following summarizes information related to stock options outstanding at December 31, 2001:

                                  Options Outstanding                               Options Exercisable
                           --------------------------------------    ---------------------------------------
                                                         Weighted                                  Weighted
                                            Remaining     Average                      Remaining    Average
                               Shares          Life      Exercise         Shares         Life      Exercise
Range of Exercise Prices   (in thousands)    (Years)       Price      (in thousands)    (Years)      Price
------------------------------------------------------------------------------------------------------------
$ 0.88 to   $ 3.00             701           9.0       $  1.45           206            8.7      $  1.70
$ 3.00 to   $10.00              93           7.0          6.19            92            7.0         6.21
$10.00                         427           6.2         10.00           427            6.2        10.00
$10.00 to   $12.44              56           6.6         11.57            56            6.6        11.57
------------------------------------------------------------------------------------------------------------
Total                        1,277           7.8       $  5.10           781            7.0      $  7.47
------------------------------------------------------------------------------------------------------------

9.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                          2001              2000                1999
                                                       ------------      -----------       -------------
                                                                        (IN THOUSANDS)
     Interest paid..................................    $   18,143          $ 17,297          $ 14,971
     Income taxes paid..............................    $      712          $  1,023          $  4,865

10  EMPLOYEE BENEFIT PLANS

     The Company has defined contribution plans which cover substantially all of the Company's full-time employees. Under certain plans, the Company may make discretionary contributions, match various percentages of participants' contributions or both. The Company contributed $524,000, $529,000 and $639,000 in matching contributions to the plans for the years ended
December 31, 2001, 2000 and 1999, respectively. Additionally, the Company made discretionary contributions to certain plans of $93,000 for the year ended December 31, 1999.

11. UNAUDITED QUARTERLY OPERATING RESULTS

                                                     FIRST        SECOND        THIRD        FOURTH
                                                    QUARTER       QUARTER      QUARTER       QUARTER
                                                    -------       -------      -------       -------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)

    YEAR ENDED DECEMBER 31, 2001
       Revenue..................................     $71,311       $70,230     $  64,541      $ 53,269
       Gross profit.............................      21,319        15,444        19,750       (17,764)
       Operating income.........................       4,703        (1,568)        4,786       (35,186)
       Interest expense.........................       4,599         4,559         4,291         4,510
       Net income (loss) .......................          82        (4,939)          826       (48,445)
       Basic earnings (loss) per share..........        0.00         (0.29)         0.05         (2.86)
       Diluted earnings (loss) per share........        0.00         (0.29)         0.05         (2.86)

    YEAR ENDED DECEMBER 31, 2000
       Revenue..................................     $74,365       $73,891     $  67,810      $ 67,605
       Gross profit.............................      22,728        22,515        20,786        19,743
       Operating income.........................       5,691         5,871         4,808         2,975
       Interest expense.........................       4,820         4,746         4,654         4,739
       Net income (loss) .......................         405           440          (526)       (1,204)
       Basic earnings (loss) per share..........        0.02          0.03         (0.03)        (0.07)
       Diluted earnings (loss) per share........        0.02          0.03         (0.03)        (0.07)

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

13. RELATED PARTY TRANSACTIONS

     The Company purchased $2,050,000, $1,415,000 and $1,243,000, of products for the years ended December 31, 2001, 2000 and 1999, respectively, from a supplier which is 50% owned by a shareholder The Company had sales of $75,000, $3,841,000 and $5,387,000, of products for the years ended December 31, 2001, 2000 and 1999, respectively, to a company which has a board member who is also a member of the Company's board. The Company has notes or accounts receivable of $1,364,000, $2,463,000 and $1,579,000 relating to such sales at December 31,
2001, 2000 and 1999, respectively. Other related party transactions are discussed in Note 5.

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

     Financial information by industry segment follows:

                                                          REVENUES                   OPERATING INCOME (LOSS)
                                                 -----------------------------     -----------------------------
                                                    YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                 -----------------------------     -----------------------------
                                                  2001      2000      1999          2001(1)   2000(2)    1999
                                                  ----      ----      ----          ----      ----       ----
                                                                                         (IN THOUSANDS)
Aerospace...............................       $ 129,637   $ 123,435 $ 130,981   $ (24,979)  $  9,732   $ 15,588
Industrial..............................         129,714     160,236   141,917       6,956     16,692     13,023
                                               ---------   --------- ---------   ---------   --------   --------
                                               $ 259,351   $ 283,671 $ 272,898     (18,023)    26,424     28,611
                                               =========   ========= =========

Write-off of debt issuance costs.........                                             (633)         -     (2,308)
Other income.............................                                               34         91        119
General corporate........................                                           (5,787)    (3,624)    (3,797)
Goodwill amortization....................                                           (3,455)    (3,455)    (3,468)
Interest expense.........................                                          (17,959)   (18,959)   (16,535)
                                                                                  --------   --------   --------
Income (loss) before taxes...............                                        $ (45,823)       477      2,622
                                                                                  ========   ========   ========

Consolidated assets......................

                                                     TOTAL ASSETS
                                               --------------------------
                                                     DECEMBER 31,
                                               --------------------------
                                                2001      2000     1999
                                                ----      ----     ----
                                                    (IN THOUSANDS)
Aerospace...............................     $  77,513 $ 127,634 $ 128,649
Industrial..............................        46,332    54,762    52,005
                                             --------- --------- ---------
                                               123,845   182,396   180,654

Write-off of debt issuance costs.........
Other income.............................
General corporate........................      131,529   143,384   146,465
Goodwill amortization....................
Interest expense.........................

Income (loss) before taxes...............
                                             --------- --------- ---------

Consolidated assets......................    $ 255,374 $ 325,780 $ 327,119
                                             =========   ======= =========

(1) Aerospace operating income for the year ended December 31, 2001 includes nonrecurring and other charges of $38,686. Industrial operating income for the year ended December 31, 2001 includes restructuring and other charges of $3,270. General corporate expense for the year-ended December 31, 2001 includes restructuring and other charges of $1,995.

(2) Aerospace operating income for the year ended December 31, 2000 includes a charge of $2,003 primarily related to exiting certain non-core and under-performing operations.

         Capital expenditures by segment were as follows:

YEAR ENDED DECEMBER 31,    AEROSPACE    INDUSTRIAL        CORPORATE    TOTAL
-----------------------    ---------    ----------        ---------    -----
                                      (IN THOUSANDS)
        2001                $   863      $ 1,709             $  16     $2,588
        2000                  1,593        4,126               154      5,873
        1999                  3,776        2,174                88      6,038

GEOGRAPHIC INFORMATION

     The Company recorded export sales of $45,828,000, $38,216,000 and $39,274,000 in the years ended December 31, 2001, 2000 and 1999, respectively. The Company has export sales through its foreign sales corporation to Europe, Canada, the Far East, Mexico, Australia and South America, of which no country or region is individually significant.

15. SUBSEQUENT EVENT (UNAUDITED)

     The Job Creation and Workers Act of 2002 ("the Act") was enacted in
March 2002. The Act provided that net operating loss carryback claims for the years ended December 31, 2001 and 2002 are extended from two years to five years. As a result, the Company will be able to carryback its $5,696,000 tax loss and realize approximately $1,659,000 of additional income tax refunds. The related benefit will be recorded in the first quarter of 2002.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following persons are directors of the Company:

ROBERT M. CHISTE

     Mr. Chiste, 54, became a director of the Company in March 1998. On September 20, 2001, Mr. Chiste was appointed Chief Executive Officer of Comverge Technologies, Inc., a subsidiary of Data Systems & Software, Inc., which provides end-to-end, two-way communication solutions including automated meter reading, utility and/or customer controlled appliance cycling, outage detection, load profiling, home automation, environmental monitoring and distributing generation monitoring. Mr. Chiste is currently involved with several Internet related businesses. Since September 1999 he has served as Chairman of FuelQUEST, Inc., a development stage B2B e-commerce enterprise focusing on commerce, content and community within the $200 billion industry of fuels, lubricants, propane and solvents. From July 1998 to August 1999, Mr. Chiste served as Chief Executive Officer of TriActive, Inc., a venture funded Management Service Provider providing systems management services over the Internet to mid-sized companies. Since July 1998, Mr. Chiste has served as Chairman of the Board of Directors of TriActive, Inc. Mr. Chiste is a co-founder of FuelQUEST and TriActive as well as a founding investor in iMark.com, a leading auction site for industrial equipment which was acquired in March 2000 by FreeMarkets, Inc. Mr. Chiste was the President, Industrial Services Group, of Philip Services Corp. from August 1997 to June 1998. He served as Vice Chairman of Allwaste, Inc., a provider of industrial and environmental services, from May 1997 through July 1997, President and Chief Executive Officer of Allwaste from
November 1994 through July 1997 and a director of Allwaste from January 1995 through August 1997. Philip Services Corp. acquired Allwaste effective
July 31, 1997. Mr. Chiste served as Chief Executive Officer and President of American National Power, Inc., a successor company of Transco Energy Ventures Company, from its creation in 1986 until August 1994. During the same period, he served as Senior Vice President of Transco Energy Company. From 1980 to 1986, Mr. Chiste held several executive positions with Enron Corp. and its successor companies. Mr. Chiste received a B.A. in mathematics from the College of New Jersey, as well as J.D. and M.B.A. degrees from Rutgers University. Mr. Chiste is a member of the Audit Committee, the Compensation Committee and the Finance Committee of the Company's Board of Directors.

     JACK L. FATICA

     Mr. Fatica, 57, became a director of the Company in March 1998 and Vice Chairman of the Company in May 1999. Mr. Fatica has over 30 years of experience in the fastener distribution business. He has been employed by the Company or its predecessors since 1967.

     CARY M. GROSSMAN

     Mr. Grossman, 48, has been a director of the Company since March 1997.
Mr. Grossman was elected Chairman of the Board on April 22, 2001. Mr. Grossman co-founded McFarland, Grossman & Company, Inc. ("MGCO"), an investment banking firm, in 1991, and serves as its Chief Executive Officer. MGCO formed the Company in 1997 and sponsored the Company through its initial public offering. From 1977 until 1991, Mr. Grossman was engaged in the practice of public accounting. Mr. Grossman is a Certified Public Accountant. He earned a Bachelors Degree in Business Administration from the University of Texas in 1976.
Mr. Grossman also is a director of McFarland, Grossman & Company, Inc. and Antiqueland USA, Inc.

     DONALD B. LIST

     Mr. List, 46, became a director of the Company in March 1998. Since September 2000 Mr. List has been a private investor. Mr. List served as President of Alatec Products, Inc. (one of the founding companies of Pentacon) from 1981 to February 1999 and President of Pentacon Aerospace Group, Inc. from February 1999 until September 2000. Mr. List has over 20 years of experience in the fastener distribution business. Mr. List is a member of the Committee on Director Affairs of the Company's Board of Directors.

     MARY E. McCLURE

     Ms. McClure, 61, became a director of the Company in March 1998. Since October 2001, Ms. McClure has been a private investor. Ms. McClure co-founded Capitol Bolt & Supply, Inc. in 1966 (one of the founding companies of Pentacon) and most recently served as Vice President of Sales for Pentacon Industrial Group, Inc. Ms. McClure has served as Chairman of the Southwest Fastener Association and as Chairman/President of the National Fastener Distributor Association. Ms. McClure has also been inducted into the Fastener Hall of Fame.

     ROBERT L. RUCK

     Mr. Ruck, 44, is Chief Executive Officer and President of Pentacon Aerospace Group, Inc. Mr. Ruck joined the Company in September 2000. From 1986 through September 2000, Mr. Ruck was employed by Honeywell Aerospace, serving most recently as Vice President - General Manager, Business and General Aviation. Prior to joining Honeywell,

Mr. Ruck served as an Army aviator for six years. Mr. Ruck is a graduate of the U.S. Military Academy at West Point.

     BENJAMIN E. SPENCE, JR.

     Mr. Spence, 48, became a director of the Company in March 1998 and is a Vice President of Pentacon Industrial Group, Inc. Mr. Spence has over 23 years of experience in the fastener distribution business and served as President of Sales Systems Limited from 1986 until it was merged into Pentacon Industrial Group, Inc.

     CLAYTON K. TRIER

     Mr. Trier, 50, became a director of the Company in March 1998. Since
April 1997 Mr. Trier has been a private investor. In 1993 he was a founder of U.S. Delivery Systems, Inc. ("U.S. Delivery"), a company created to consolidate the highly fragmented local delivery industry, and Mr. Trier served as Chairman and Chief Executive Officer of U.S. Delivery from its inception until April 1997. In March 1996, U.S. Delivery, a NYSE-listed company at that time, was acquired by Corporate Express, Inc., a large publicly-owned office products company, and Mr. Trier served as a director of Corporate Express, Inc. from the acquisition date until January 1997. From 1991 to 1993, Mr. Trier was President of Trier & Partners, Inc., a consulting firm. From 1987 through 1990, Mr. Trier served as President and Co-Chief Executive Officer of Allwaste, Inc., a provider of industrial and environmental services listed on the NYSE. From 1974 to 1987, Mr. Trier was at the international accounting firm of Arthur Andersen, in which he was a partner from 1983 to 1987. Mr. Trier is a member of the Audit Committee, the Committee on Director Affairs and the Finance Committee of the Company's Board of Directors.

     Directors are elected at each annual meeting of stockholders. The Board of Directors is divided into three classes of directors, with directors serving staggered three-year terms, expiring at the annual meeting of stockholders for fiscal years 2002, 2003 and 2004, respectively. At each annual meeting of stockholders, one class of directors will be elected for a full term of three years to succeed to that class of directors whose terms are expiring.
Messrs. Chiste and List terms expire in 2004; Messrs. Fatica, Spence, and Trier terms expire in 2003 and Messrs. Grossman, Ruck, and Ms. McClure terms expire in 2002. Mr. Grossman is the director elected by the holders of the Restricted Common Stock. The Company has agreed to nominate each of the directors from the Founding Companies for re-election upon any expiration of their terms occurring prior to March, 2003. All officers serve at the discretion of the Board of Directors, subject to the terms of their respective employment agreements. See "--Employment Agreements."

     The Board has established committees as follows:

     AUDIT COMMITTEE. The Audit Committee is comprised of Messrs. Chiste and Trier. The committee recommends the independent certified public accountants for Board of Director approval, engages in a discussion with the independent accountants regarding their objectivity and independence, reviews the adequacy of the Audit Committee Charter, reviews the overall internal accounting control environment and management's actions in response to any weaknesses reported or recommendations offered by the independent auditors or others, reviews the Company's Securities and Exchange Commission filings and other public financial reports, and reviews significant financial reporting issues with the Company controller and independent auditors.

     COMPENSATION COMMITTEE. The Compensation Committee is comprised of Messrs. Chiste, List, and Trier. The committee is responsible for setting the compensation and benefit programs for key executives of the Company and makes determinations with respect to the Company's 1998 Stock Plan.

     COMMITTEE ON DIRECTOR AFFAIRS. The Committee on Director Affairs is comprised of Messrs. List, Ruck, and Trier. The committee is responsible for reviewing the functions and operation of the Board and its committees, establishing and monitoring Board governance policies and procedures, evaluating the performance of directors and developing a pool of potential future Board nominees. Stockholders who may wish to suggest individuals for possible future consideration for Board positions should direct recommendations to the Committee on Director Affairs at the Company's principal offices.

     FINANCE COMMITTEE. The Finance Committee is comprised of Messrs. Chiste and Trier. The committee is responsible for monitoring the financial condition and capital structure of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

     Directors who are employees of the Company do not receive additional compensation for serving as directors. Directors who were not employees of the Company received the compensation indicated below:

     Annual Retainer (payable in either cash or Common Stock) $16,000
     Attendance at Board or Committee Meeting:
           Committee Member                                   $   500
           Committee Chairperson                              $ 1,000
           Board Meeting                                      $ 1,000
     Chairman of the Board                                    $17,000/month
     Annual Award of Stock Options (number of units)            5,000

     Nonemployee directors also are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacity as directors of the Company. Each nonemployee director receives stock options to purchase 15,000 shares of common stock upon election to the Board of Directors. The options will have an exercise price equal to the closing price on the date of grant and will have a term of ten years.

EXECUTIVE COMPENSATION

     The following table presents compensation information for the Company's Chief Executive Officer and four additional most highly compensated executive officers (the "Named Executive Officers") for the years ended
December 31, 2001, 2000 and 1999.

                                                                      SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                         -------------------------------------------------------------------------------------------
                                                                                          AWARDS           PAYOUTS
                                                                                -----------------------------------
                                                                    OTHER         RESTRICTED   SECURITIES
                                                                    ANNUAL          STOCK      UNDERLYING    LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR      SALARY      BONUS     COMPENSATION   AWARD(S)     OPTIONS    PAYOUTS   COMPENSATION
                                               (1)                     (7)           (8)          (#)        (9)         (10)
------------------------------------------------------------------------------------------------------------------------------------
Robert L. Ruck....................   2001     $264,096   $125,000         $8,800            -       80,000  $125,000         $82,122
Chief Executive Officer,             2000       68,667     34,333              -      $17,167       30,655         -               -
Pentacon, Inc. and President,        1999            -          -              -            -            -         -               -
Pentacon Aerospace Group, Inc. (2)
------------------------------------------------------------------------------------------------------------------------------------
Mark E. Baldwin...................   2001       84,808          -          6,108            -            -         -         251,739
Former Chairman and Chief            2000      225,000          -          4,252            -            -         -               -
Executive Officer (3)                1999      187,500          -          2,858            -            -         -               -
------------------------------------------------------------------------------------------------------------------------------------
James C. Jackson..................   2001      149,000     98,992          8,298       28,999        4,450    26,492               -
Vice President & Controller (4)      2000      133,039      4,984          8,503       59,584            -         -               -
                                     1999      115,000     10,834          3,500       85,314            -         -               -
------------------------------------------------------------------------------------------------------------------------------------
Kent D. Rosenthal.................   2001      137,500     52,195         14,978            -       10,000         -          52,983
Vice President, Pentacon, Inc.       2000       22,500     26,619          1,108            -            -         -               -
and Vice President and Chief         1999            -          -              -            -            -         -               -
Financial Officer, Pentacon
Aerospace Group, Inc. (5)
------------------------------------------------------------------------------------------------------------------------------------
Benjamin E. Spence, Jr............   2001      200,000     12,000          8,800            -       27,442    12,000               -
Vice President, Pentacon             2000      200,000     30,735          8,800            -            -         -               -
Industrial Group, Inc. (2)           1999      200,000     45,000              -            -            -         -               -
------------------------------------------------------------------------------------------------------------------------------------
P. Wayne Williams.................   2001      165,000     85,069         17,153            -            -         -               -
Vice President, Pentacon             2000            -          -              -            -            -         -               -
Aerospace Group, Inc. (6)            1999            -          -              -            -            -         -               -
------------------------------------------------------------------------------------------------------------------------------------

(1) The 2000 salary for Mr. Ruck was based upon an annual salary of $240,000. The 2000 salary for Mr. Rosenthal was based upon an annual salary of $130,000.

(2) For biographies of Messrs. Ruck and Spence, see "Directors and Executive Officers" above.

(3) Mr. Mark E. Baldwin resigned his position of Chairman and Chief Executive Officer of the Company in April 2001.

(4) Mr. James C. Jackson, 48, is Vice President and Controller. He joined the Company in December 1997. From 1991-1997, Mr. Jackson was employed by Cooper Industries, Inc., serving most recently as Director-Corporate Accounting and Consolidations. From 1976-1991, Mr. Jackson was employed by Price Waterhouse. Mr. Jackson is a C.P.A.

(5) Mr. Kent D. Rosenthal, 42, is Vice President of Pentacon, Inc. and Vice President and Chief Financial Officer of Pentacon Aerospace Group, Inc. He joined the Company in November 2000. From 1988 to 2000, Mr. Rosenthal was employed by Allied Signal, serving most recently as Director, Finance-Sales & Marketing. From 1986-1988, Mr. Rosenthal served as Chief Financial Officer for Koyen, Clarke & Associates, Inc. From 1981-1984, Mr. Rosenthal served as a Senior Auditor for Conoco, Inc. Mr. Rosenthal is a C.P.A.

(6) Mr. P. Wayne Williams, 59, is Vice President of Operations of Pentacon Aerospace Group, Inc. He joined the Company in January 2001. From 1995-2001, Mr. Williams was employed by Allied Signal/Honeywell, serving most recently as Director, Worldwide Distribution Operations. From 1990-1995, Mr. Williams served as a Senior Director for Continental Express. From 1988-1990, Mr. Williams served as a Senior Director of Surplus for Eastern Airlines. From 1986-1988, Mr. Williams served as Vice President/General Manager of Operations for Aircraft Support Group.

(7) "Other Annual Compensation" consists of employer matching contributions to Company retirement plans and other benefit allowances.

(8) The value of the restricted stock awards shown in the table was determined by multiplying the number of shares of restricted stock awarded to each Named Executive Officer by the closing price per share of the Company's common stock on the date the awards vested. For Mr. Ruck, the 2000 award was 15,328 shares granted on March 7, 2001 at $1.12. Mr. Jackson was granted 65,000 shares of restricted stock in connection with the Company's Initial Public Offering of which one-third vested in each of the subsequent three years. For Mr. Jackson, the 1999 award was 21,667 shares which vested on March 10, 1999 at $3.9375; the 2000 award was 21,667 shares which vested on March 10, 2000 at $2.75; the 2001 award was 21,667 shares which vested on March 10, 2001 at $1.08 and 5,000 shares granted on March 7, 2001 at $1.12. The restricted stock awarded to each Named Executive Officer vests ratably over three years (although vesting may be accelerated in certain circumstances). Holders of restricted stock are entitled to receive any dividends declared with respect to common stock.

(9) "LTIP Payouts" consist of Notes Payable granted to employees in relation to the year ended December 31, 2001. The Notes have a fixed interest rate of 5% and vest after three years.

(10) "All Other Compensation" consists of various payments that were made:
     Mr. Robert L. Ruck - $20,000 loan forgiveness, Mr. Robert L. Ruck - $62,122 relocation expenses, Mr. Mark E. Baldwin - $245,000 severance payout,
     Mr. Mark E. Baldwin - $6,739 - personal paid leave payout,
     Mr. Kent D. Rosenthal - $52,983 relocation expenses.

OPTION GRANTS

     The following table sets forth information with respect to stock options granted for the year ended December 31, 2001 under the Company's 1998 Stock Plan to the Named Executive Officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                             ASSUMED RATES OF STOCK PRICE
                           INDIVIDUAL GRANTS                                    APPRECIATION FOR OPTION
                                                                                        TERM (1)
----------------------------------------------------------------------------------------------------------
                                      PERCENT OF
                        NUMBER OF       TOTAL
                        SECURITIES     OPTIONS      EXERCISE
                        UNDERLYING    GRANTED TO      PRICE
    NAME                 OPTIONS       EMPLOYEES    PER SHARE   EXPIRATION
                         GRANTED (#)    IN YEAR                    DATE
-----------------------------------------------------------------------------------------------------------
                                                                                     5%          10%
                                                                                ---------------------------
Robert L. Ruck                80,000         27.2%     $  0.87    4/24/2011           -            -
Mark E. Baldwin                    -            -            -            -           -            -
James C. Jackson               4,450          1.5%     $  1.12     3/7/2011           -            -
Kent D. Rosenthal             10,000          3.4%     $  0.94    9/24/2011           -            -
Benjamin E. Spence, Jr.       27,442          9.3%     $  1.12     3/7/2011           -            -
P. Wayne Williams                  -            -            -            -           -            -
-----------------------------------------------------------------------------------------------------------

(1) The SEC requires disclosure of the potential realizable value or present value of each grant. This disclosure assumes the options will be held for the full term prior to exercise. These options may be exercised prior to the end of the term. The actual value, if any, an executive officer may realize will depend upon the excess of the stock price over the exercise price or the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth information with respect to the value of unexercised options held by Named Executive Officers of the Company. No options were exercised by the Named Executive Officers of the Company during the year ended December 31, 2001.

---------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES UNDERLYING
                            UNEXERCISED OPTIONS HELD AT           VALUE OF UNEXERCISED IN-THE-MONEY
                                  DECEMBER 31, 2001               OPTIONS HELD AT DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------
     NAME                 EXERCISABLE        UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
---------------------------------------------------------------------------------------------------
Robert L. Ruck                  56,667             223,988                   -                    -
Mark E. Baldwin                      -                   -                   -                    -
James C. Jackson                50,000               4,450                   -                    -
Kent D. Rosenthal                3,334              16,666                   -                    -
Benjamin E. Spence, Jr.              -              27,442                   -                    -
P. Wayne Williams                6,667              13,333                   -                    -
---------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Jack Fatica that prohibit an officer from disclosing the Company's confidential information and trade secrets and generally restricts this individual from competing with the Company for a period of two years after the termination of his respective employment agreement. This employment agreement has an initial term of five years commencing March 10, 1998. The employment agreement is terminable by the Company for "good cause" upon ten days' written notice and without "cause" or for "good reason" by the officer upon thirty days' written notice. The employment agreement provides that if the officer's employment is terminated by the Company without "good cause," such officer will be entitled to receive a lump-sum severance payment at the effective time of termination.

     This employment agreement contains certain provisions concerning a change-in-control of the Company, including the following: (i) in the event that the executive is not notified by the acquiring company that it will assume the Company's obligations under the employment agreement at least five days in advance of the transaction giving rise to the change-in-control, the change-in-control will be deemed a termination of the employment agreement by the Company without "cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable shall be tripled and the provisions which restrict competition with the Company shall not apply; and (ii) in any change-in-control situation, such officer may elect to terminate his employment by giving ten days' written notice prior to the anticipated closing of the transaction giving rise to the change-in-control, which will be deemed a termination of the employment agreement by the Company without "cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable shall be doubled and the time period during which such officer is restricted from competing with the Company will be eliminated.

     The Company has entered into Executive Severance Agreements with
Robert L. Ruck and James C. Jackson, which generally provide for payments of two times their recent compensation amounts in the event that their employment is terminated or responsibilities are diminished in the event of a change-in-control of the Company.

     The Company entered into an agreement with Cary M. Grossman effective October 1, 2001, pursuant to which Mr. Grossman would be compensated for providing financial and other advice on the Company's debt restructuring beyond his role as Chairman of the Company's Board of Directors. Pursuant to the agreement, Mr. Grossman is paid $17,000 per month which also encompasses any fees to which Mr. Grossman would otherwise be entitled to receive as a director. Mr. Grossman will receive additional compensation not to exceed $250,000 for certain financing, mergers, or acquisitions completed by the Company up to six months following termination of the agreement pursuant to formula related to the type of transaction. The agreement with Mr. Grossman is terminable by the Company upon three (3) months advance notice.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors of the Company sets the level of compensation and benefits for the Company's executive officers and key managers and oversees the administration of executive compensation programs. The Compensation Committee is composed solely of independent directors.

     The Compensation Committee believes the Company's compensation policies should be designed to (i) attract and retain senior executives who will contribute to the long-term success and growth of the Company; (ii) reward executives for increased profitability and resulting increased stockholder value by aligning the financial interests of senior executives with those of stockholders;
(iii) provide equitable compensation within a competitive framework of comparable companies; and (iv) emphasize the importance of stockholder interest through the awards of equity-based incentives, such as restricted stock and options to key executive officers.

     Officers of the Company are paid base salaries determined according to the individual's level of responsibility, performance of the particular individual, salary levels relative to the competitive market, growth of the Company's business and recommendation of the Chief Executive Officer. It is the general philosophy of the Compensation Committee that, in order to attract and retain the necessary talent to grow and effectively run a business which among other things operates in the highly-regulated aerospace industry, where knowledgeable and experienced executives are often highly compensated, base salaries should approach the high end of the midpoint salary range between the 50th and 75th percentile of salaries paid by similar size companies. The Committee has concluded that the base salaries paid to most of its Named Executive Officers currently are in that range. Mr. Ruck's compensation has been determined based upon his accomplishments in turning around Company operations, even in the face of the events of September 11, his dual role as Chief Executive Officer and President of Aerospace, and his active role in working to restructure the Company's indebtedness.

     Officers of the Company also are eligible to receive an annual cash incentive award. Mr. Baldwin was eligible to receive an incentive award up to fifty percent (50%) of his base salary, Mr. Ruck became eligible to receive an incentive award up to fifty-five percent (55%) of his base salary following his appointment as CEO in April of 2001, and Messrs. Jackson, Spence, Rosenthal and Williams were eligible to receive incentive awards up to thirty percent (30%) of their base salaries. Eighty percent (80%) of the incentive awards paid to each Named Executive Officer were based upon a formula which takes into account predetermined goals including EBITDA and working capital turns for the Company (or, in the case of individuals with group profit and loss responsibility, group earnings goals and cash flow objectives). Twenty percent (20%) of the incentive awards paid to each Named Executive Officer were based upon levels of achievement of individual goals, including IT program implementation, international sourcing initiatives and various operating process improvements, established at the beginning of the year. In determining 2001 annual incentive compensation, the Committee also took into consideration the Company's 2001 performance prior to the September 11 events and the subsequent impact those events had on the Company's aerospace business. Certain of the incentive goals were redefined for the fourth quarter consistent with the resultant industry downturn. In addition to any annual cash incentive award, Named Executive Officers are eligible to receive stock options and restricted stock awards determined under the same formulas described above.

     The Compensation Committee annually reviews and approves the compensation of Robert L. Ruck, the Chief Executive Officer.

                                         THE COMPENSATION COMMITTEE

                                         Robert M. Chiste, Chairman
                                         Donald B. List

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Messrs. Chiste, Grossman and Trier. No member of the Compensation Committee of the Board of Directors of the Company was, during 2000, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries or had any relationships requiring disclosure by the Company, other than Mr. Grossman, who served as President of the Company prior to its initial public offering.

     During the year ended December 31, 2001, no officer or employee of the Company or any of its subsidiaries served as (i) a member of the Compensation Committee; (ii) a member of the compensation committee (or other board committee or full board performing equivalent functions) of another entity, one of whose executive officers served on the Board of Directors of the Company; or (iii) a director of another entity, one of whose executive officers served on the Board of Directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the beneficial ownership of the Company's common stock as of March 18, 2002, by (i) all persons known to the Company to be the beneficial owner of 5% or more thereof, (ii) each director and nominee for director, (iii) each executive officer and (iv) all officers and directors as a group.

                                                                                  SHARES BENEFICIALLY
                                                                                         OWNED
                                                                                 ---------------------
                                                                                              PERCENT
                                                                                                 OF
BENEFICIAL OWNER                                                                   NUMBER     CLASS(8)
----------------                                                                 ----------  ---------
Donald B. List (1)...................................................             3,024,139       17.8%
Jack L. Fatica (2)...................................................             1,166,812        6.9%
Generations Family Limited Partnership (3)...........................               901,321        5.3%
Cary M. Grossman (4).................................................               350,606        2.1%
Benjamin E. Spence, Jr. (5)..........................................               298,053        1.8%
Mark E. Baldwin......................................................               237,100        1.4%
Mary E. McClure (6)..................................................               216,084        1.3%
Clayton K. Trier (7).................................................                67,486           *
Robert M. Chiste.....................................................                52,486           *
James C. Jackson.....................................................                45,225           *
Robert L. Ruck.......................................................                21,828           *
Kent Rosenthal.......................................................                10,500           *
Gordon Abele.........................................................                     0           *
Patricia K. Drisko...................................................                     0           *

All officers and directors as a group (16 persons)...................             6,391,640       37.7%

*    Less than one percent.

(1) Includes an aggregate of 473,341 shares of common stock held by three trusts for the benefit of Mr. List's minor children. Mr. List disclaims any beneficial ownership of the shares owned by the trusts. Mr. List's address is c/o Pentacon, Inc., 10375 Richmond Avenue, Suite 700, Houston, Texas 77042.

(2) Includes 92,782 shares of common stock owned by the Jason P. Fatica Trust and 92,782 shares of common stock owned by the Ryan A. Fatica Trust of which Mr. Fatica is co-trustee. Includes 54,578 shares of common stock owned by Jack C. Fatica Trust and 38,205 shares of common stock owned by Justin P. Fatica who are Mr. Fatica's sons. Mr. Fatica's address is c/o Pentacon, Inc., 21123 Nordhoff Street, Chatsworth, California 91311.

(3) Represents shares of common stock owned by the Generations Family Limited Partnership of which Mr. Michael Black is General Partner. The Partnership address is 4648 Craftsbury Circle, Fort Wayne, Indiana 46818.

(4) Consists of 190,616 shares owned directly by Mr. Grossman (of which 70,000 shares are Restricted common stock); 153,304 shares owned by a family limited partnership of which Mr. Grossman is a general partner (of which 39,811 shares are Restricted common stock); 6,250 shares owned by FMTC Trust; and 436 shares owned by Mr. Grossman's children. Mr. Grossman disclaims beneficial ownership of shares held by the family limited partnership, FMTC Trust, and his children.

(5) Includes 12,000 shares of common stock owned by the Morgan E. Spence Trust and 12,000 shares of common stock owned by the Alison R. Spence Trust of which Mr. Spence is the trustee.

(6) Includes 84,243 shares of common stock owned by the Earl Milton McClure, Jr. Residuary Trust of which Ms. McClure is trustee.

(7) Includes 2,000 shares of common stock owned by the KKT Trust and 2,000 shares of common stock owned by the JCT Trust of which Mr. Trier is trustee.

(8) As of March 18, 2002, the Company had 16,960,139 shares of common stock outstanding.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

LEASES OF REAL PROPERTY

     Pentacon Aerospace Group, Inc. ("PAG"), a subsidiary of the Company, leases certain of its facilities located in California from Mr. List, a current director of the Company. The leases provide for a total annual rent of $533,268, with the terms of the leases expiring in March 2012. PAG also pays taxes and utilities on the leased premises. The rent will be adjusted in accordance with the Consumer Price Index ("CPI"), subject to a minimum of 4% and a maximum of 8%. In addition, PAG leases its warehouse in Fremont, California from FDR Properties, an entity controlled and partially owned by Mr. List. This lease expires August 31, 2003 and provides for an annual rent of $138,060. PAG also pays taxes and utilities on those premises. The Company leases from the List Family Trust an office and warehouse in Chatsworth, California. The lease provides for an annual rental of $200,364 and terminates in October 2012. PAG also pays utilities and taxes on the premises. The Company believes that the rent for each of these properties does not exceed fair market value.

     Pentacon Industrial Group, Inc. ("PIG"), a subsidiary of the Company, leases certain real property located in Erie, Pennsylvania from JFJ Realty Company, an entity owned in part by Mr. Jack L. Fatica, a director and officer of the Company. The lease for the property runs through August 2006 and provides for an annual rent of $240,000 through August 30, 2001. Beginning
September 1, 2001, the rent will be adjusted to fair market value as determined on February 1, 2001. Furthermore, PIG pays taxes and utilities on the leased premises. The Company believes that the rent for this property does not exceed fair market value.

     PIG leases certain real properties located in Chester, South Carolina from Chester Associates, LLC, an entity owned in part by Mr. Spence, a director of the Company. One facility in Chester, South Carolina is leased for an initial five-year term expiring December 31, 2002, with an option to extend the lease for an additional five-year term. The annual rent for the first year of this lease is $61,250. The rent will increase each subsequent year of the lease based on the CPI, not to increase more than 4%. PIG is responsible for utilities. Also, certain warehouse space in South Carolina is leased to PIG by Chester Associates, LLC. This warehouse is leased for an initial five-year term expiring December 31, 2002, with an option to extend for an additional five-year term. The annual rent for the first year of this lease is $55,000, with subsequent rental rates to increase per the CPI, not to exceed 4% in any one year. PIG is responsible for utilities. The Company believes that the rent for these properties does not exceed fair market value.

OTHER TRANSACTIONS

     Mr. List owns approximately 50% of a supplier from which the Company purchased approximately $2.1 million of products during 2001. The Company believes all such purchases have been at fair market prices. The Company anticipates continuing to purchase products from the supplier in the future so long as the prices and terms remain competitive with those of alternative suppliers.

     Mr. List is a director of Trace International, Inc. ("Trace"), a customer to which the Company sold $75,000 of products during 2001 and had notes or accounts receivable from the customer of $1.4 million at December 31, 2001.

     On September 15, 2000, the Company entered into a consulting agreement with Mr. List, which provides for a quarterly retainer of $5,000 and an hourly rate for services provided. The consulting agreement, which terminated on December 31, 2001, superceded the Company's previous employment agreement with Mr. List.

     Messrs. Jack L. Fatica and Spence are employees of Pentacon or one of its subsidiaries and as such receive employment-based consideration and benefits from the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

        Report of Independent Auditors

        Consolidated Balance Sheets as of December 31, 2001 and 2000

        Consolidated Statements of Operations for the Years Ended
           December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999

        Consolidated Statements of Stockholder's Equity for the Years Ended
           December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

(a)(2)  FINANCIAL STATEMENT SCHEDULES

        Financial Statement Schedule II.

(a)(3)  EXHIBITS

           3.1      Second Amended and Restated Certificate of Incorporation
                    (incorporated herein by reference to Exhibit 3.1 of
                    Amendment No. 5 to the Company's Form S-1 (No. 333-41383)).
           3.2      Bylaws (incorporated herein by reference to Exhibit 3.2 of
                    Amendment No. 5 to the Company's Form S-1 (No. 333-41383)).
           4.1      Amended and Restated Certificate of Incorporation
                    (incorporated herein by reference to Exhibit 3.1 of
                    Amendment No. 5 of the Company's Form S-1 (No. 333-41383)).
           4.2      Pentacon, Inc. 1998 Stock Plan (incorporated herein by
                    reference to Exhibit 99.1 of the Company's Form S-8
                    (No. 333-60902)).
           4.3      Pentacon, Inc. 401(k) Plan (incorporated herein by reference to Exhibit 99.1 of the Company's Form S-8 (No. 333-86703)).
           4.4      Indenture Dated as of March 30, 1999 (incorporated herein by reference to Exhibit 4.1 of Registration Statement
                    No. 333-77081).
           4.5      Severance Pay Plan for Employees of Pentacon, Inc. and Its
                    Subsidiaries and Affiliates (Officers) (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 filed on November
                    13, 2001).
           4.6      Severance Pay Plan for Employees of Pentacon, Inc. and Its
                    Subsidiaries and Affiliates (Non-Officers) (incorporated
                    herein by reference to the Company's Quarterly Report on
                    Form 10-Q for the period ended September 30, 2001 filed on
                    November 13, 2001).
           10.1+    Employment Agreement with Jack L. Fatica (incorporated
                    herein by reference to the Company's Annual Report on Form
                    10-K for the period ended December 31, 2000 filed on
                    March 27, 2001).
           10.2+    Executive Severance Agreement with James C. Jackson
                    (incorporated herein by reference to the Company's Annual
                    Report on Form 10-K for the period ended December 31, 2000 filed on March 27, 2001).
           10.3+    Executive Severance Agreement with Robert L. Ruck
                    (incorporated herein by reference to the Company's Annual
                    Report on Form 10-K for the period ended December 31, 2000 filed on March 27, 2001).
           10.4+    Form of Officer and Director Indemnification Agreement
                    (incorporated herein by reference to Exhibit 10.9 of
                    Registration Statement No. 333-41383).
           10.5     Second Amended and Restated Loan and Security Agreement
                    (incorporated herein by reference to the Company's Quarterly
                    Report on Form 10-Q for the period ended September 30, 1999 filed on November 15, 1999).
           10.6     Fourth Amendment to Second Amended and Restated Loan and
                    Security Agreement (incorporated herein by reference to the
                    Company's Quarterly Report on Form 10-Q for the period ended
                    September 30, 2001 filed on November 13, 2001).
           10.7*    Fifth Amendment to Second Amended and Restated Loan and
                    Security Agreement.
           10.8*+   Agreement with Cary M. Grossman dated May 9, 2001.
           10.9*+   Agreement with Cary M. Grossman dated September 30, 2001.
           10.10*+  Employment Agreement with Benjamin E. Spence, Jr.
           21.1*    Subsidiaries of the Registrant
           23.1*    Consent of Ernst & Young

            * Filed herewith
            + Management contract

(b)     REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K dated November 5, 2001 which disclosed that the New York Stock Exchange announced it was suspending trading of and will delist Pentacon common stock for failure to meet the exchange's minimum average closing price and minimum average global capitalization requirements. The Company's common stock has begun trading on the OTC Bulleting Board under the symbol "PTAC".

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PENTACON, INC.

Dated: March 28, 2002           By:       /s/  ROBERT L. RUCK
                                   --------------------------------------
                                              Chief Executive Officer

     The undersigned directors and officers of Pentacon, Inc. hereby constitute and appoint Jay D. McFayden and James C. Jackson, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents, for him and in his name, place, and stead, in any and all capacities, to sign on his behalf any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Commission granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as to all intents and purposes as he or she might or could do in person, and hereby ratify and confirm that all such attorneys-in-fact or agents, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Name                           Capacity                   Date
               ----                           --------                   ----

     /s/ ROBERT M. CHISTE           Director                         March 28, 2002
--------------------------------

      /s/ JACK L. FATICA            Director                         March 28, 2002
--------------------------------

     /s/ CARY M. GROSSMAN           Chairman of the Board            March 28, 2002
--------------------------------

     /s/ JAMES C. JACKSON           Vice President and Controller    March 28, 2002
--------------------------------    (Principal Financial and
                                    Accounting Officer)

      /s/ DONALD B. LIST            Director                         March 28, 2002
--------------------------------

     /s/ MARY E. MCCLURE            Director                         March 28, 2002
--------------------------------

                                    Director and                     March 28, 2002
      /s/ ROBERT L. RUCK            Chief Executive Officer
--------------------------------

  /s/ BENJAMIN E. SPENCE, JR.       Director                         March 28, 2002
--------------------------------

     /s/ CLAYTON K. TRIER           Director                         March 28, 2002
--------------------------------

                                 Pentacon, Inc.

                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 2001, 2000 and 1999

         (A)               (B)                  (C)                 (D)           (E)
                                             Additions
                                     ------------------------
                       Balance at    Charged to    Charged
                      Beginning of    Costs and    To Other                  Balance at End
     Description         Period       Expenses    Accounts(1)   Deductions     of Period
--------------------------------------------------------------------------------------------
                                     (IN THOUSANDS)
 Inventory Reserves
        2001           $ 15,117       $ 40,255      $     -       $ (7,462)    $ 47,910
        2000             13,148          2,182          742           (955)      15,117
        1999             10,446          1,523        2,492         (1,313)      13,148

(1) Primarily relates to acquisitions