Form 10-Q
period 2002-03-31
PENTACON INC
filed 2002-05-13
CIK 1050504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

Commission File Number:  001-13931

PENTACON, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	76-0531585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21123 NORDHOFF STREET CHATSWORTH, CALIFORNIA  91311

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code): (818) 727-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Number of shares of common stock of the Registrant, par value $.01 per share, outstanding at April 30, 2002 was 16,953,473.

PENTACON, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002

PENTACON,  INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PENTACON, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(in thousands)
ASSETS
Cash and cash equivalents	$206	$49
Accounts receivable	31,186	30,767
Inventories	75,628	77,871
Refundable income taxes	3,789	2,129
Other current assets	1,470	1,679

Total current assets	112,279	112,495

Property and equipment, net	12,018	12,780
Goodwill	37,123	125,927
Other assets	4,046	4,172

Total assets	$165,466	$255,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$19,152	$18,191
Accrued expenses	9,248	9,776
Accrued interest	6,148	3,085
Current maturities of long-term debt	153,759	60,341

Total current liabilities	188,307	91,393

Long-term debt, net of current maturities	1,413	99,120

Total liabilities	189,720	190,513

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 51,000,000 shares authorized, 16,960,139 shares issued and outstanding in 2002 and 2001	170	170
Additional paid in capital	101,350	101,322
Retained deficit	(125,785)	(36,643)
Accumulated comprehensive income	11	12

Total stockholders’ equity (deficit)	(24,254)	64,861

Total liabilities and stockholders’ equity (deficit)	$165,466	$255,374

The accompanying notes are an integral part of these statements.

PENTACON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
	(in thousands, except share data)

Revenues	$55,805	$71,311
Cost of sales	39,568	49,992
Gross profit	16,237	21,319

Operating expenses	13,722	15,752
Goodwill amortization	—	864

Operating income	2,515	4,703

Other (income) expense, net	(36)	2
Interest expense	4,549	4,599

Income (loss) before taxes	(1,998)	102
Income taxes	(1,659)	20

Income (loss) before cumulative effect of change in accounting principle	(339)	82

Cumulative effect of change in accounting principle, net of tax	(88,804)	—

Net income (loss)	$(89,143)	$82

Net income (loss) per share:
Basic:
Before cumulative effect of change in accounting principle	$(0.02)	$0.00
Cumulative effect of change in accounting principle, net of tax	(5.24)	—
Net income (loss)	$(5.26)	$0.00
Diluted:
Before cumulative effect of change in accounting principle	$(0.02)	$0.00
Cumulative effect of change in accounting principle, net of tax	(5.24)	—
Net income (loss)	$(5.26)	$0.00

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(89,143)	$82
Currency translation adjustment	(1)	5
Comprehensive income (loss)	$(89,144)	$87

The accompanying notes are an integral part of these statements.

PENTACON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(89,143)	$82
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	887	1,634
Amortization of discount on notes	50	44
Deferred income taxes	—	931
Write-off of goodwill	88,804	—
Changes in operating assets and liabilities:
Accounts receivable	(419)	(1,830)
Inventories	2,243	888
Refundable income taxes	(1,659)	—
Other current assets	209	42
Other assets	130	207
Accounts payable and accrued expenses	3,496	2,273
Income taxes payable	—	(988)
Net cash provided by operating activities	4,598	3,283

Cash Flows From Investing Activities:
Capital expenditures	(247)	(844)
Other	144	17
Net cash used in investing activities	(103)	(827)

Cash Flows From Financing Activities:
Repayments of term debt	(50)	(142)
Net repayments under credit facility	(4,288)	(2,348)
Net cash used in financing activities	(4,338)	(2,490)

Increase (decrease) in cash and cash equivalents	157	(34)

Cash and cash equivalents, beginning of period	49	158

Cash and cash equivalents, end of period	$206	$124

The accompanying notes are an integral part of these statements.

PENTACON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

1.               BASIS OF PRESENTATION

The consolidated financial statements of Pentacon, Inc. (the “Company”) included herein have been prepared without audit pursuant to the Rules and Regulations for reporting on Form 10-Q.  Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein.   The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature.  There has been no significant change in the accounting policies of the Company during the periods presented, with the exception of the adoption of the new accounting pronouncement on accounting for goodwill described in Note 2.  The statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Recently Issued Accounting Standards:  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell.  The Company adopted this standard in the quarter ended March 31, 2002.  The adoption had no impact on the Company’s financial position or results of operations.

2.               GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets.  Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.  Goodwill amortization for the quarter ended March 31, 2002 would have otherwise been $864,000.  Recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value was determined using discounted cash flows, market multiples and market capitalization.  These impairment tests are required to be performed upon adoption of SFAS No. 142 and at least annually thereafter.

Significant estimates used in the impairment tests include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units.  On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

Based on its initial impairment tests, the Company recognized a charge of $88,804,000 ($5.24 per share) in the first quarter of 2002 to reduce the carrying value of goodwill of each of its reporting units to the implied fair value.  This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the assets’ carrying amount.  Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the first quarter 2002 statement of operations.  Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows:

	January 1, 2002	Impairment Adjustment	March 31, 2002
	(in thousands)

Aerospace	$74,675	$(70,944)	$3,731
Industrial	51,252	(17,860)	33,392
	$125,927	$(88,804)	$37,123

3.               MANAGEMENT’S PLAN

The Company’s consolidated financial statements for the quarter ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company did not make the scheduled April 1, 2002 interest payment on its Senior Subordinated Notes due 2009 (the “Notes”) and its credit facility (the “Bank Credit Facility”) matures on May 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

A substantial portion of the Company’s business involves sales to the aerospace industry.  Primarily as a result of the September 11th events in New York and Washington, D.C., aerospace manufacturers have substantially reduced their business, resulting in decreased business for the Company.

The Company is highly leveraged and has outstanding $100 million of Notes and approximately $56 million of senior secured indebtedness under the Company’s Bank Credit Facility.  The downturn in the Company’s business since September 11th has made it unlikely that it will be able to repay this indebtedness in accordance with its terms.

The Company took a number of steps during the year ended December 31, 2001 to reduce costs.  On April 25, 2001, the Company hired a new Chief Executive Officer and subsequently replaced four of its executive officers. The Company reduced its workforce by 14% and closed five facilities which are estimated to result in future cost savings of $10 million in 2002.  In addition, the Company restructured the manner in which it purchases its inventory in an effort to increase its annual inventory turns. The Company also evaluated its inventory for excess inventory, primarily in the aerospace group, taking into consideration the downturn in business resulting from the events of September 11th and the number of older aircraft that have been taken out of use, resulting in an aerospace inventory write-down in the fourth quarter of 2001.

While the steps taken by the Company will improve its 2002 operating results, the Company’s level of indebtedness combined with restrictions imposed on the use of the Bank Credit Facility have resulted in debt service in excess of that which can be serviced by the Company’s current operations. The Company has entered into negotiations with its lenders, holders of its Notes and other sources of capital to restructure its indebtedness.  On April 30, 2002, the Company entered into a Restructuring Agreement (the “Restructuring Agreement”) with holders of a majority of its Notes to effect a recapitalization of the Company.  Completion of the transaction contemplated by the Restructuring Agreement would result in the elimination of between $60 and $65 million of debt, thereby reducing pro forma debt to approximately $95 million compared to approximately $160 million.  The contemplated transaction provides for the holders of the Notes to receive, in exchange for at least $95 million of Notes, approximately 90% of the stock of Pentacon and $35 million principal amount of newly-issued senior subordinated notes due 2007.

The Restructuring Agreement with Noteholders provides that the transaction may be completed through an out-of-court exchange offer or a pre-negotiated Chapter 11 bankruptcy proceeding.  An out-of-court restructuring will require that holders of 95% of the outstanding Notes participate in the exchange offer, and has a number of other conditions.  The Company is currently evaluating the benefits of seeking to effect the transaction through the out-of-court exchange offer or through a Chapter 11 bankruptcy filing.   Because of the numerous contingencies associated with an out-of-court transaction, a Chapter 11 proceeding may prove to be the most expeditious way to consummate the Restructuring Agreement.   The agreement with these Noteholders provides that, under either restructuring scenario, all trade credit will be assumed and paid in full, which positions the Company to continue to provide uninterrupted service to its customers.

The restructuring is conditioned upon a number of factors, including completion and execution  of  definitive documentation, completion of certain due diligence by the Noteholders and other conditions.  In addition, the Company and the Noteholders have the right to terminate the Restructuring Agreement to pursue an offer to purchase the Company’s stock, its notes or its assets if such an offer is deemed to be a superior proposal.  The restructuring is expected to be completed in the third quarter of 2002.  There can be no assurance that the contemplated recapitalization will be successful or completed.

In addition, the Company is finalizing an agreement with the lenders under its Bank Credit Facility to extend the maturity of the facility for one year. The proposal is not a commitment by the lenders, and no assurances can be made regarding the Company’s ability to enter into a new credit facility with the existing lenders.  The Company also has obtained a commitment from a different senior lender to provide a new $60 million senior credit facility which will be available to the Company in the event it does not proceed with the proposed restructuring of its existing facility.

While the Company has reached the understandings described above, the following points should be noted.  The Company’s lenders under its Bank Credit Facility have notified the Company that it is not in compliance with certain financial covenants under the Bank Credit Facility that, if acted upon by the lenders, would give the lenders the right to accelerate the indebtedness under the Bank Credit Facility and give the Noteholders the right to terminate the restructuring agreement.  The Company and the senior lenders have entered into a forbearance agreement in which the lenders have agreed not to exercise their remedies under the Bank Credit Facility prior to May 31, 2002.  In addition, the scheduled interest payment date for the Company’s Notes was April 1, 2002.  The Company did not make the interest payment within the provided-for 30-day grace period, placing its Notes in default.  As a result, the Notes which were previously classified as long-term debt have now been reclassified as a current liability.  A default under the Notes is also a default under the Company’s Bank Credit Facility.   The senior lenders have agreed not to exercise their remedies for this default as long as the principal amount of the Notes is not accelerated and declared immediately due and payable.

The Company believes that its improved ongoing operating performance will enable it to successfully restructure its indebtedness to a level that can be adequately serviced by its current and anticipated future operations, without materially impacting its operations. However, these negotiations involve numerous parties with different interests.  Additionally, the events of September 11th continue to affect the aerospace industry making it difficult to project future results, and therefore more difficult to attract equity capital.  No assurances can be given that one or more of these factors will not prevent the Company from successfully restructuring its indebtedness and continuing as a going concern.

4.               RESTRUCTURING AND OTHER CHARGES

In November 2001, the Company implemented a restructuring plan to reduce annual operating expenses.  The Company closed five distribution facilities and implemented workforce reductions.  The Company recognized a $2,620,000 restructuring charge in the fourth quarter relating to implementation of the plan.  In the second quarter of 2001, the Company recorded a $967,000 restructuring charge for the relocation of its corporate office from Houston, Texas to Chatsworth, California and a $345,000 restructuring charge for cost reduction initiatives in the industrial group.

Below is the activity related to the restructuring charges recognized during the three months ended March 31, 2002 (amounts in thousands):

Income Statement Classification	Description of Charges	Balance at December 31, 2001	Noncash Activity (1)	Cash Activity	Balance at March 31, 2002
Restructuring and other charges	Termination benefit costs	$1,392	$—	$(588)	$804
Restructuring and other charges	Facility costs	1,622	(179)	(67)	1,376

(1)  The noncash activity relates to the write-off of leasehold improvements.

The Company recognized charges totaling $39,053,000 for the write-off of excess inventory during the year ended December 31, 2001.  The noncash write-offs of excess aerospace and telecommunications inventory were recorded based upon a review of the anticipated reduced future demand for the inventory resulting from decreased usage levels.  In addition, certain aerospace inventory was disposed of during the year ended December 31, 2001 in order to take advantage of cash flows and tax benefits.  At December 31, 2001, the remaining allowance for this excess inventory was $36,066,000.  During the three months ended March 31, 2002, the Company recognized $178,000 as a result of disposing of the inventory to which the allowance related.

5.               DEBT

In March 1999, the Company sold $100 million of Notes due April 1, 2009.  The net proceeds of $94.2 million, after the original issue discount and paying underwriter’s commissions, were used to repay indebtedness under the Company’s Bank Credit Facility.  The Notes accrue interest at 12.25% per annum which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness.  The indenture governing the Notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make investments and sell assets. Each of the Company’s subsidiaries, which are wholly owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.  At March 31, 2002, the Company was in compliance with the covenants.

The Company did not make the interest payment on the Notes on April 1, 2002.  On April 30, 2002, the Company entered into the Restructuring Agreement with certain holders of a majority of the Notes to exchange the Notes for new notes and an equity interest in the Company as described in Note 3.  As a result, the Company did not make the interest payment on the Notes due April 1, 2002 within the 30-day grace period and is in default on the Notes.  The Notes have been reclassified as a current liability as a result of the default.

In March and April of 2002, the Company amended its Bank Credit Facility.  The $65 million Bank Credit Facility is subject to a borrowing base limitation and secured by Company stock and assets.  Advances under the Bank Credit Facility bear interest at the banks’ prime rate plus 100 basis points.  Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit.  The Bank Credit Facility contains a provision for standby letters of credit up to $20 million.  The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company’s incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants.  At March 31, 2002, the Company had approximately $4.6 million of availability under the facility.  Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. In addition, the Company has entered into forbearance agreements with respect to the default on the tangible net worth covenant of the facility caused by the restructuring and other charges recognized in the quarter ended December 31, 2001 and not making the April 1, 2002 interest payment on the Notes.

6.               EARNINGS (LOSS) PER SHARE

Basic and diluted net income (loss) per share is computed based on the following information:

	Three Months Ended March 31,
	2002	2001
	(in thousands )
BASIC:

Net income (loss)	$(89,143)	$82

Average common shares	16,960	16,788

DILUTED:

Net income (loss)	$(89,143)	$82

Average common shares	16,960	16,788

Common share equivalents:
Warrants	—	—
Options	—	12
Total common share equivalents	—	12
Average common shares and common share equivalents	16,960	16,800

Options to purchase 1,081,396 and 1,205,218 shares of common stock were not included in the diluted net income per share calculation for the three months ended March 31, 2002 and 2001, respectively, because the exercise price was greater than the average market price.

7.               INCOME TAXES

The Job Creation and Workers Act, which was enacted in March 2002, provides that net operating loss carryback claims for the years ended December 31, 2001 and 2002 are extended from two years to five years.  As a result, the Company can carryback its $5,696,000 tax loss carryover as of December 31, 2001 and realize $1,659,000 of additional income tax refunds.  The related benefit was recorded in the quarter ended March 31, 2002.  The Company recorded a valuation allowance against the tax benefit which results from the loss in the quarter ended March 31, 2002 since realization of the benefit is not assured.

For the three months ended March 31, 2001, the provision for income taxes included in the Consolidated Statements of Operations assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization.

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

9.               SEGMENT INFORMATION

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

	Revenues		Operating Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2002	2001	2002	2001
	(in thousands)

Industrial	$30,236	$36,348	$2,506	$3,171
Aerospace	25,569	34,963	2,555	3,422

	$55,805	$71,311	5,061	6,593

Reconciliation to income (loss) before taxes:

Other income (expense), net			36	(2)
General corporate expense (1)			(2,546)	(1,026)
Goodwill amortization			—	(864)
Interest expense			(4,549)	(4,599)

Income (loss) before taxes			$(1,998)	$102

(1)  General corporate expense for the three months ended March 31, 2002 includes $1,560 of costs related to professional fees incurred in connection with the Company’s restructuring and workforce reductions.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the financial statements of the Company and related notes thereto and management’s discussion and analysis of financial condition and results of operations related thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to:  (1) ability to make interest payments on the 12.25% Notes; (2) ability to arrange for new financing and restructure existing indebtedness; (3) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (4) changes in economic and industry conditions; (5) changes in regulatory requirements; (6) changes in interest rates; (7) levels of borrowings under the Company’s Bank Credit Facility; (8) accumulation of excess inventories; (9) volume or price adjustments with respect to sales to major customers; (10) instability in aerospace markets and general economic conditions resulting from the events of September 11th; (11) instability in the credit markets resulting from the events of September 11th; (12) deterioration in the credit markets for non-investment grade borrowers; (13) the ability to reduce cost structure as a result of a revised business plan, or to effect the revised plan; (14) effect of a revised business plan on our relationships with our customers; (15) loss of sales due to uncertainty about the Company’s financial condition; and (16) loss of credit with vendors due to uncertainty about the Company’s financial condition.  These and other risks and assumptions are described in the Company’s Annual Report of Form 10-K for the year ended December 31, 2001.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The Company writes down its inventory for estimated excess or slow-moving quantities equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment of the deferred tax asset would increase income in the period such determination was made.  The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.  Estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of each reporting unit are required in performing the required annual impairment tests.  If market conditions are less favorable than those projected by management, additional goodwill write-offs may be required.

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

THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

	Three Month Period Ended March 31,
	2002		2001
	(dollars in thousands)
Revenues	$55,805	100.0%	$71,311	100.0%
Cost of sales	39,568	70.9	49,992	70.1
Gross profit	16,237	29.1	21,319	29.9

Operating expenses	13,722	24.6	15,752	22.1
Goodwill amortization	—	—	864	1.2
Operating income	$2,515	4.5%	$4,703	6.6%

Revenues

Revenues decreased $15.5 million, or 21.7%, to $55.8 million for the three months ended March 31, 2002 from $71.3 million for the three months ended March 31, 2001.  The decrease in revenues was attributable to revenue declines of 26.9% in the aerospace group and 16.8% in the industrial group.  The aerospace group decline primarily relates to the overall reduction in aerospace activity levels caused by the September 11th events in New York and Washington, D.C. The reduction in industrial group revenues was primarily the result of a decline in sales to the heavy-duty truck and telecommunications markets.

Cost of Sales

Cost of sales decreased $10.4 million, or 20.8%, to $39.6 million for the three months ended March 31, 2002 from $50.0 million for the three months ended March 31, 2001.  As a percentage of revenues, cost of sales increased from 70.1% for the three months ended March 31, 2001, to 70.9% for the three months ended March 31, 2002. Gross margins for the quarter in the industrial group declined in the current year quarter compared to the prior year quarter as a result of lower pricing on existing contracts.  As a result of the implementation of the new contracts in the aerospace group, gross margins declined from the comparable year 2001 quarter. Contract business in the aerospace group typically carries a lower margin than bid and buy business because the working capital investment is lower.

Operating Expenses

Operating expenses decreased $2.1 million, or 13.3%, to $13.7 million for the three months ended March 31, 2002 from $15.8 million for the three months ended March 31, 2001.  As a percentage of revenues, operating expenses increased from 22.1% for the three months ended March 31, 2001, to 24.6%

for the three months ended March 31, 2002.  During the quarter ended March 31, 2002, the Company recognized $1.6 million of costs with respect to its advisors and professionals engaged by its lenders and potential lenders and investors and costs related to additional workforce reductions.  Excluding these charges, operating expenses were $12.1 million, or 21.7%, as a percentage of revenues in the three months ended March 31, 2002.  The $3.7 million, or 23.4%, reduction compared to the three months ended March 31, 2001 results from the restructuring activity in the second and fourth quarters of 2001.

Operating Income

Due to the factors discussed above, operating income decreased $2.2 million to $2.5 million for the three months ended March 31, 2002 from $4.7 million for the three months ended March 31, 2001.  As a percentage of revenues, operating income decreased to 4.5% for the three months ended March 31, 2002 from 6.6% for the three months ended March 31, 2001.

Non-Operating Costs and Expenses

Interest expense for the three months ended March 31, 2002, totaled $4.5 million compared to $4.6 million for the three months ended March 31, 2001.  The decrease in interest expense resulted from both lower debt levels and lower interest rates.

Provision for Income Taxes

The Company recorded an income tax benefit of $1.7 million for the three months ended March 31, 2002 compared with an income tax provision of $20 thousand (an effective rate of 19.6%) for the three months ended March 31, 2001. As a result of a first quarter 2002 change in tax laws extending the tax loss carryback period, the Company can carryback existing tax losses and realize approximately $1.7 million of additional income tax refunds.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $4.6 million of net cash from operating activities during the quarter ended March 31, 2002, primarily from working capital improvements. Cash used for capital expenditures was $0.2 million.  Net cash used by financing activities was $4.3 million for the quarter ended March 31, 2002 which consisted of net repayments of debt.  At March 31, 2002, the Company had total debt of $155.2 million.

In March 1999, the Company sold $100 million of Senior Subordinated Notes (the “Notes”) due April 1, 2009.  The net proceeds of $94.2 million, after the original issue discount and paying underwriter’s commissions, from the offering of the Notes were used to repay indebtedness under the Company’s credit agreement (the “Bank Credit Facility”).  The Notes accrue interest at 12.25% per annum which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness.  The indenture governing the Notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make investments and sell assets. Each of the Company’s subsidiaries which are wholly-owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.  At March 31, 2002, the Company was in compliance with the covenants.

The Company did not make the interest payment on the Notes on April 1, 2002.  On April 29, 2002, the Company entered into the Restructuring Agreement with certain holders of a majority on the Notes to exchange the Notes for new notes and an equity interest in the Company as described in Note 3 of the Notes to Consolidated Financial Statements.  As a result, the Company did not make the interest payment on the Notes due April 1, 2002 within the 30-day grace period and is in default on the Notes.

The Notes have been reclassified as a current liability as a result of the default. The Company’s other contractual obligations at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods, have not changed materially since December 31, 2001.

In March and April of 2002, the Company amended its Bank Credit Facility.  The $65 million Bank Credit Facility is subject to a borrowing base limitation and secured by Company stock and assets.  Advances under the Bank Credit Facility bear interest at the banks’ prime rate plus 100 basis points.  Commitment fees of 25 to 37.5 basis points per annum are payable on the unused portion of the line of credit.  The Bank Credit Facility contains a provision for standby letters of credit up to $20 million.  The Bank Credit Facility prohibits the payment of dividends by the Company, restricts the Company’s incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants.  At March 31, 2002, the Company had approximately $4.6 million of availability under the facility.  Borrowings under the Bank Credit Facility are classified as current liabilities in accordance with EITF 95-22 Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.  In addition, the Company has entered forbearance agreements with respect to the default on the tangible net worth covenant of the facility caused by the restructuring and other charges recognized in the quarter ended December 31, 2001 and not making the April 1, 2002 interest payment on the Notes.

The Company’s consolidated financial statements for the quarter ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company did not make the scheduled April 1, 2002 interest payment on its Notes and the Bank Credit Facility matures on May 31, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

A substantial portion of the Company’s business involves sales to the aerospace industry.  Primarily as a result of the September 11th events in New York and Washington, D.C., aerospace manufacturers have substantially reduced their business, resulting in decreased business for the Company.

The Company is highly leveraged and has outstanding $100 million of Notes and approximately $56 million of senior secured indebtedness under the Company’s Bank Credit Facility.  The downturn in the Company’s business since September 11th has made it unlikely that it will be able to repay this indebtedness in accordance with its terms.

The Company took a number of steps during the year ended December 31, 2001 to reduce costs.  On April 25, 2001, the Company hired a new Chief Executive Officer and subsequently replaced four of its executive officers. The Company reduced its workforce by 14% and closed five facilities which are estimated to result in future cost savings of $10 million in 2002.  In addition, the Company restructured the manner in which it purchases its inventory in an effort to increase its annual inventory turns. The Company also evaluated its inventory for excess inventory, primarily in the aerospace group, taking into consideration the downturn in business resulting from the events of September 11th and the number of older aircraft that have been taken out of use, resulting in an aerospace inventory write-down in the fourth quarter of 2001.

While the steps taken by the Company will improve its 2002 operating results, the Company’s level of indebtedness combined with restrictions imposed on the use of the Bank Credit Facility have resulted in debt service in excess of that which can be serviced by the Company’s current operations. The Company has entered into negotiations with its lenders, holders of its Notes and other sources of capital to restructure its indebtedness.  On April 30, 2002, the Company entered into the Restructuring Agreement with holders of a majority of its Notes to effect a recapitalization of the Company.  Completion of the transaction contemplated by the Restructuring Agreement would result in the elimination of between $60 and $65 million of debt, thereby reducing pro forma debt to approximately

$95 million compared to approximately $160 million.  The contemplated transaction provides for the holders of the Notes to receive, in exchange for at least $95 million of Notes, approximately 90% of the stock of Pentacon and $35 million principal amount of newly-issued senior subordinated notes due 2007.

The Restructuring Agreement with Noteholders provides that the transaction may be completed through an out-of-court exchange offer or a pre-negotiated Chapter 11 bankruptcy proceeding.  An out-of-court restructuring will require that holders of 95% of the outstanding Notes participate in the exchange offer, and has a number of other conditions.  The Company is currently evaluating the benefits of seeking to effect the transaction through the out-of-court exchange offer or through a Chapter 11 bankruptcy filing.   Because of the numerous contingencies associated with an out-of-court transaction, a Chapter 11 proceeding may prove to be the most expeditious way to consummate the Restructuring Agreement.   The agreement with these Noteholders provides that, under either restructuring scenario, all trade credit will be assumed and paid in full, which positions the Company to continue to provide uninterrupted service to its customers.

The restructuring is conditioned upon a number of factors, including completion and execution  of  definitive documentation, completion of certain due diligence by the Noteholders and other conditions.  In addition, the Company and the Noteholders have the right to terminate the Restructuring Agreement to pursue an offer to purchase the Company’s stock, its notes or its assets if such an offer is deemed to be a superior proposal.  The restructuring is expected to be completed in the third quarter of 2002.  There can be no assurance that the contemplated recapitalization will be successful or completed.

In addition, the Company is finalizing an agreement with the lenders under its Bank Credit Facility to extend the maturity of the facility for one year. The proposal is not a commitment by the lenders, and no assurances can be made regarding the Company’s ability to enter into a new credit facility with the existing lenders.  The Company also has obtained a commitment from a different senior lender to provide a new $60 million senior credit facility which will be available to the Company in the event it does not proceed with the proposed restructuring of its existing facility.

While the Company has reached the understandings described above, the following points should be noted.  The Company’s lenders under its Bank Credit Facility have notified the Company that it is not in compliance with certain financial covenants under the Bank Credit Facility that, if acted upon by the lenders, would give the lenders the right to accelerate the indebtedness under the Bank Credit Facility and give the Noteholders the right to terminate the Restructuring Agreement.  The Company and the senior lenders have entered into a forbearance agreement in which the lenders have agreed not to exercise their remedies under the Bank Credit Facility prior to May 31, 2002.  In addition, the scheduled interest payment date for the Company’s Notes was April 1, 2002.  The Company did not make the interest payment within the provided-for 30-day grace period, placing its Notes in default.  As a result, the Notes which were previously classified as long-term debt have now been reclassified as a current liability.  A default under the Notes is also a default under the Company’s Bank Credit Facility.   The senior lenders have agreed not to exercise their remedies for this default as long as the principal amount of the Notes is not accelerated and declared immediately due and payable.

The Company believes that its improved ongoing operating performance will enable it to successfully restructure its indebtedness to a level that can be adequately serviced by its current and anticipated future operations, without materially impacting its operations. However, these negotiations involve numerous parties with different interests.  Additionally, the events of September 11th continue to affect the aerospace industry making it difficult to project future results, and therefore more difficult to attract equity capital.  No assurances can be given that one or more of these factors will not prevent the Company from successfully restructuring its indebtedness and continuing as a going concern.

SEASONALITY AND INFLATION

The Company experiences seasonal declines in the fourth quarter due to declines in its customers’ activities in that quarter.  The Company’s volume of business may be adversely affected by a decline in projects as a result of regional or national downturns in economic conditions. Inflation has not had a material impact on the Company’s results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information contained in Item 3 updates and should be read in conjunction with information set forth in Part II, Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 and 2 of this Form 10-Q.  There are no material changes in the market risks faced by the Company from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2001.

PART II –OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

10.1                           Sixth Amendment to Second Amended and Restated Loan and Security Agreement.

10.2                           Restructuring Agreement dated April 30, 2002 among the Company and the holders of a majority of its Senior Subordinated Notes (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K dated May 2, 2002).

(b)   REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated May 2, 2002 which included a copy of a press release announcing, among other things, that it had entered into a restructuring agreement with certain holders of a majority of its Notes whereby the parties agreed to enter into a transaction to significantly deleverage the Company.  In addition, a copy of the restructuring agreement was included in the filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENTACON, INC.

Dated: May 13, 2002	By:	/s/ JAMES C. JACKSON
JAMES C. JACKSON
Vice President & Controller
(Principal Financial & Accounting Officer)