Form 10-Q
period 2002-06-30
PENTACON INC
filed 2002-08-14
CIK 1050504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Number of shares of common stock of the Registrant, par value $.01 per share, outstanding at July 31, 2002 was 16,918,613.

PENTACON, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2002

PENTACON,  INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PENTACON, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(in thousands, except share data)
ASSETS
Cash and cash equivalents	$225	$49
Accounts receivable	29,038	30,767
Inventories	71,674	77,871
Refundable income taxes	3,789	2,129
Other current assets	4,470	1,679

Total current assets	109,196	112,495

Property and equipment, net	11,382	12,780
Goodwill, net	37,123	125,927
Other assets	3,827	4,172

Total assets	$161,528	$255,374

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:

Accounts payable	$5,007	$18,191
Accrued expenses	1,626	9,776
Accrued interest	—	3,085
Current maturities of long-term debt	50,417	60,341

Total current liabilities	57,050	91,393

Long-term debt, net of current maturities	—	99,120

Total liabilities not subject to compromise	57,050	190,513

LIABILITIES SUBJECT TO COMPROMISE:

Accounts payable	$16,374	—
Accrued expenses	6,686	—
Accrued interest	7,950	—
Current maturities of long-term debt	97,974	—
Long-term debt, net of current maturities	1,366	—

Total liabilities subject to compromise	130,350	—

Total liabilities	187,400	190,513

Commitments and contingencies

Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 51,000,000 shares authorized, 16,918,613 and 16,960,139 shares issued and outstanding in 2002 and 2001, respectively	169	170
Additional paid in capital	101,354	101,322
Retained deficit	(127,390)	(36,643)
Accumulated comprehensive income (loss)	(5)	12

Total stockholders’ equity (deficit)	(25,872)	64,861

Total liabilities and stockholders’ equity (deficit)	$161,528	$255,374

The accompanying notes are an integral part of these statements.

PENTACON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except share data)

Revenues	$52,277	$70,230	$108,082	$141,541
Cost of sales	36,981	54,786	76,549	104,778
Gross profit	15,296	15,444	31,533	36,763

Operating expenses	13,951	16,148	27,673	31,900
Goodwill amortization	—	864	—	1,728

Operating income (loss)	1,345	(1,568)	3,860	3,135

Other (income) expense, net	(35)	(7)	(71)	(5)
Interest expense	2,985	4,559	7,534	9,158

Income (loss) before taxes	(1,605)	(6,120)	(3,603)	(6,018)
Income taxes	—	(1,181)	(1,659)	(1,161)

Income (loss) before cumulative effect of change in accounting principle	(1,605)	(4,939)	(1,944)	(4,857)

Cumulative effect of change in accounting principle, net of tax	—	—	(88,804)	—

Net income (loss)	$(1,605)	$(4,939)	$(90,748)	$(4,857)

Net income (loss) per share:
Basic
Before cumulative effect of change in accounting principle	$(0.09)	$(0.29)	$(0.11)	$(0.29)
Cumulative effect of change in accounting principle, net of tax	—	—	$(5.24)	—
Net income (loss)	$(0.09)	$(0.29)	$(5.35)	$(0.29)
Diluted
Before cumulative effect of change in accounting principle	$(0.09)	$(0.29)	$(0.11)	$(0.29)
Cumulative effect of change in accounting principle, net of tax	—	—	$(5.24)	—
Net income (loss)	$(0.09)	$(0.29)	$(5.35)	$(0.29)

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(1,605)	$(4,939)	$(90,748)	$(4,857)
Currency translation adjustment	(16)	(7)	(17)	(2)
Comprehensive income (loss).	$(1,621)	$(4,946)	$(90,765)	$(4,859)

The accompanying notes are an integral part of these statements.

PENTACON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(90,748)	$(4,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,707	3,444
Amortization of discount on notes	102	90
Deferred income taxes	—	(641)
Inventory write down	—	5,623
Write-off of goodwill	88,804	—
Changes in operating assets and liabilities:
Accounts receivable	1,729	(5,406)
Inventories	6,197	3,150
Refundable income taxes	(1,659)	—
Other current assets	(2,791)	236
Other assets	349	552
Accounts payable and accrued expenses	6,581	(2,548)
Income taxes payable	—	(805)
Net cash provided by (used in) operating activities	10,271	(1,162)

Cash Flows From Investing Activities:
Capital expenditures	(456)	(1,981)
Other	166	67
Net cash used in investing activities	(290)	(1,914)

Cash Flows From Financing Activities:
Repayments of term debt	(87)	(244)
Net borrowings (repayments) under credit facility	(9,718)	3,284
Net cash provided by (used in) financing activities	(9,805)	3,040

Increase (decrease) in cash and cash equivalents	176	(36)

Cash and cash equivalents, beginning of period	49	158

Cash and cash equivalents, end of period	$225	$122

The accompanying notes are an integral part of these statements.

PENTACON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(UNAUDITED)

1.               BASIS OF PRESENTATION

The consolidated financial statements of Pentacon, Inc. (the “Company”) included herein have been prepared without audit pursuant to the Rules and Regulations for reporting on Form 10-Q.  Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein.   The Company believes all adjustments necessary for a fair presentation of these statements have been included and are of a normal and recurring nature.  There has been no significant change in the accounting policies of the Company during the periods presented, with the exception of the adoption of the provisions of bankruptcy accounting described below and the new accounting pronouncement on accounting for goodwill described in Note 2.  The statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

On May 23, 2002, the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas.  A substantial portion of the Company’s business involves sales to the aerospace industry.  Primarily as a result of the September 11th events in New York and Washington D.C., aerospace manufacturers substantially reduced their business, resulting in decreased business for the Company.  In addition, the Company’s senior lenders had imposed restrictions on the Company’s credit availability.  The downturn in the Company’s business since September 11th combined with the decrease in credit availability resulted in the Company being unable to repay its debts in accordance with stated terms.  Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code.  Also on May 23, 2002, the Company entered into an agreement to sell substantially all of its assets to Anixter International, Inc. (“Anixter”).  Under the agreement, Anixter has agreed to assume all pre and post petition trade accounts payable.  The sale to Anixter and the Company’s Plan of Reorganization have the support of the holders of a majority of the Company’s 12.25% Senior Subordinated Notes (the “Notes”) due April 1, 2009 and the committee of its unsecured creditors.  In addition, as of May 23, 2002, the Company entered into a $60.5 million debtor-in-possession credit facility (the “Credit Facility”) with its existing bank group (see Note 4).

Prior to the bankruptcy filing, the Company did not make the $6.1 million interest payment due April 1, 2002 under the terms of the Company’s Notes.  As of May 23, 2002, the Company discontinued accruing interest on the Notes.  Contractual interest on the Notes for the quarter ended June 30, 2002 was $3.1 million, which is $1.4 million in excess of recorded interest expense included in the accompanying financial statements.

The Company is in possession of its properties and assets and continues to manage its business as a debtor-in-possession subject to the supervision of the Bankruptcy Court.  Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company’s liabilities as of the petition date or to enforce pre-petition date contractual obligations, including the Notes, were automatically stayed.  Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations.  However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations.  Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals.  As a debtor-in-possession, the

Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases.  Parties affected by such rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures.

Although the Chapter 11 Bankruptcy filing raises substantial doubt about the Company’s ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis.  This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business.  The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business.  The Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

The accompanying financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 Bankruptcy cases.  Under Chapter 11 Bankruptcy, the right of, and ultimate payment by the Company to pre-petition creditors may be substantially altered.  This could result in claims being paid in the Chapter 11 Bankruptcy proceedings at less (and possibly substantially less) than 100 percent of their face value.  At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements.  Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review.  The Company cannot presently determine or reasonably estimate the ultimate liability that may result from claims filed as a result of rejecting leases and contracts, and no provisions have been made for these items.  Moreover, the interests of existing shareholders could, among other things, be very substantially diluted or even eliminated.  Further information about the financial impact of the Chapter 11 Bankruptcy filing is set forth in item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has prepared and distributed to its creditors a Plan of Reorganization and accompanying Disclosure Statement which must be voted on by August 28, 2002.  A Plan confirmation hearing is scheduled to be heard in the United States Bankruptcy Court for the Southern District of Texas on September 9, 2002.  The acquisition of Company assets by Anixter is scheduled to close approximately eleven days later.  There can be no assurance as to the actual timing for the approval of the Plan of Reorganization by the Bankruptcy Court.

Bankruptcy Accounting:  Since the Chapter 11 Bankruptcy filings, the Company has applied the provisions in Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financials statements.  However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. The financial statements include reclassifications made to reflect the liabilities which have been deferred under the Chapter 11 proceedings as “Liabilities Subject to Compromise”.

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

2.               GOODWILL

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets.  Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.  Goodwill amortization for the quarter and six months ended June 30, 2002 would have otherwise been $864,000 and $1,728,000, respectively.  Recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value was determined using discounted cash flows, market multiples and market capitalization.  These impairment tests are required to be performed upon adoption of SFAS No. 142 and at least annually thereafter.

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

The carrying amount of goodwill attributable to each reportable operating unit with goodwill balances and changes therein follows:

	January 1, 2002	Impairment Adjustment	June 30, 2002
	(in thousands)

Aerospace	$74,675	$(70,944)	$3,731
Industrial	51,252	(17,860)	33,392
	$125,927	$(88,804)	$37,123

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

Below is the activity related to the restructuring charges recognized during the six months ended June 30, 2002 (amounts in thousands):

Income Statement Classification	Description of Charges	Unpaid Balance at December 31, 2001	Noncash Activity (1)	Cash Activity	Unpaid Balance at June 30, 2002
Restructuring and other charges	Termination benefit costs	$1,392	$—	$(828)	$564
Restructuring and other charges	Facility costs	1,622	(179)	(213)	1,230

(1)          The noncash activity relates to the write-off of leasehold improvements.

The Company recognized charges totaling $39,053,000 for the write-off of excess inventory during the year ended December 31, 2001.  The noncash write-offs of excess aerospace and telecommunications inventory were recorded based upon a review of the anticipated reduced future demand for the inventory resulting from decreased usage levels.  In addition, certain aerospace inventory was disposed of during the year ended December 31, 2001 in order to take advantage of cash flows and tax benefits.  At December 31, 2001, the remaining allowance for this excess inventory was $36,066,000.  During the six months ended June 30, 2002, the Company recognized $300,000 as a result of disposing of the inventory to which the allowance related.

4.               DEBT

In March 1999, the Company sold $100 million of Notes due April 1, 2009.  The net proceeds of $94.2 million, after the original issue discount and paying underwriter’s commissions, were used to repay indebtedness under the Company’s Credit Facility.  The Notes accrue interest at 12.25% per annum which is payable on April 1 and October 1 of each year. The Notes are publicly-registered and subordinated to all existing and future senior subordinated obligations and will rank senior to all subordinated indebtedness.  The indenture governing the Notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, make investments and sell assets. Each of the Company’s subsidiaries, which are wholly owned, fully, unconditionally and jointly and severally guarantees the Notes on a senior subordinated basis.

The Company did not make the interest payment on the Notes due April 1, 2002 and, as a result, was not in compliance with the covenants.  On May 23, 2002, the Company amended the Restructuring Agreement with certain holders of a majority of the Notes whereby the noteholders agreed to support the sale of substantially all the Company’s assets to Anixter and the Company’s Plan of Reorganization in lieu of finalizing the transaction wherein the Company had agreed with the holders to effect a recapitalization of the Company.

As of May 23, 2002, the Company entered into a debtor-in-possession Credit Facility.  The $60.5 million Credit Facility is subject to a borrowing base limitation and secured by Company stock and assets.  Advances under the Bank Credit Facility bear interest at the banks’ prime rate plus 175 basis points.  The Credit Facility contains a provision for standby letters of credit up to $2.5 million.  The Credit Facility prohibits the payment of dividends by the Company, restricts the Company’s incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants.  At June 30, 2002, the Company was in compliance with the covenants and had approximately $9.9 million of availability under the facility.

5.               EARNINGS (LOSS) PER SHARE

Basic and diluted net income (loss) per share is computed based on the following information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
BASIC:

Net income (loss)	$(1,605)	$(4,939)	$(90,749)	$(4,857)

Average common shares	16,943	16,906	16,951	16,847

DILUTED:

Net income (loss)	$(1,605)	$(4,939)	$(90,749)	$(4,857)

Average common shares	16,943	16,906	16,951	16,847

Common share equivalents:
Warrants	—	—	—	—
Options	—	8	—	11
Total common share equivalents	—	8	—	11

Average common shares and Common share equivalents	16,943	16,914	16,951	16,858

Options to purchase 1,018,396, 1,195,218, and 1,175,218 shares of common stock were not included in the diluted net income per share calculation for the three and six months ended June 30, 2002, three months ended June 30, 2001 and six months ended June 30, 2001, respectively, because the exercise prices were greater than the average market price.

6.               INCOME TAXES

The Job Creation and Workers Act, which was enacted in March 2002, provides that net operating loss carryback claims for the years ended December 31, 2001 and 2002 are extended from two years to five years.  As a result, the Company can carryback its $5,696,000 tax loss carryover as of December 31, 2001 and realize $1,659,000 of additional income tax refunds.  The related benefit was recorded in the quarter ended March 31, 2002.  The Company recorded a valuation allowance against the tax benefit which results from the loss in the six months ended June 30, 2002 since realization of the benefit is not assured.

For the six months ended June 30, 2001, the provision for income taxes included in the Consolidated Statements of Operations assumes the application of statutory federal and state income tax rates and the non-deductibility of goodwill amortization.

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

8.               SEGMENT INFORMATION

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

	Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)

Industrial	$31,383	$33,893	$61,619	$70,241
Aerospace	20,894	36,337	46,463	71,300

	$52,277	$70,230	$108,082	$141,541

	Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)

Industrial (1)	$3,047	$2,838	$5,519	$6,009
Aerospace (2)	1,414	(1,693)	3,969	1,729

	4,461	1,145	9,488	7,738

Reconciliation to income (loss) before taxes:

Other income (expense), net	35	7	71	5
General corporate expense (3)	(3,116)	(1,849)	(5,628)	(2,875)
Goodwill amortization	—	(864)	—	(1,728)
Interest expense	(2,985)	(4,559)	(7,534)	(9,158)

Income (loss) before taxes	$(1,605)	$(6,120)	$(3,603)	$(6,018)

(1)                Industrial operating income for the three and six months ended June 30, 2002 includes costs of $26 and $61, respectively, related to the Company’s Chapter 11 filing.  Industrial operating income for the three and six months ended June 30, 2001 includes $345 of costs related to cost reduction initiatives.

(2)                Aerospace operating income for the three and six months ended June 30, 2001 includes a $5,623 charge related to the write down of inventory.

(3)                General corporate expense for the three and six months ended June 30, 2002 includes $2,318 and $3,878, respectively, of costs related to professional fees incurred in connection with the Company’s restructuring, Chapter 11 filing and workforce reductions.  General corporate expense for the three and six months ended June 30, 2001 includes $967 of costs related to the relocation of the corporate office from Houston, Texas to Chatsworth, California.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the financial statements of the Company and related notes thereto and management’s discussion and analysis of financial condition and results of operations related thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. This discussion contains forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to: (1) uncertainties caused by the Company’s bankruptcy proceedings; (2) ability to consummate the Asset Purchase Agreement with Anixter; (3) estimates of costs or projected or anticipated changes to cost estimates relating to entering new markets or expanding in existing markets; (4) changes in economic and industry conditions; (5) changes in regulatory requirements; (6) changes in interest rates; (7) levels of borrowings under the Company’s bank credit facility; (8) accumulation of excess inventories; (9) volume or price adjustments with respect to sales to major customers; (10) instability in aerospace markets and general economic conditions resulting from the events of September 11th; (11) instability in the credit markets resulting from the events of September 11th; (12) deterioration in the credit markets for non-investment grade borrowers; (13) the ability to reduce cost structure as a result of a revised business plan, or to effect the revised plan; (14) effect of a revised business plan on our relationships with our customers; (15) loss of sales due to the Company’s bankruptcy filing and proposed acquisition of assets by Anixter; and (16) loss of credit with vendors due to the Company’s bankruptcy filing and proposed acquisition of assets by Anixter.  These and other risks and assumptions are described in the Company’s Annual Report of Form 10-K for the year ended December 31, 2001.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The Company writes down its inventory for estimated excess or slow-moving quantities equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize deferred tax assets in the future in excess of net recorded amounts, an adjustment of the deferred tax asset would increase income in the period such determination was made.  The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and

Other Intangible Assets” effective January 1, 2002.  Estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples of each reporting unit are required in performing the annual impairment tests.  If market conditions are less favorable than those projected by management, additional goodwill write-offs may be required.  The Company adopted the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” as a result of its Chapter 11 Bankruptcy filing.  These provisions do not change the application of generally accepted accounting principles in the preparation of financial statements, however it requires that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with reorganization from the ongoing operations of the business.  The Company’s election to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts could reduce recorded liabilities and future operating expenses.

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

THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

	Three Month Period Ended June 30,
	2002		2001
	(dollars in thousands)
Revenues	$52,277	100.0%	$70,230	100.0%
Cost of sales	36,981	70.7	54,786	78.0
Gross profit	15,296	29.3	15,444	22.0

Operating expenses	13,951	26.7	16,148	23.0
Goodwill amortization	—	—	864	1.2
Operating income (loss)	$1,345	2.6%	$(1,568)	(2.2)%

Revenues

Revenues decreased $17.9 million, or 25.5%, to $52.3 million for the three months ended June 30, 2002 from $70.2 million for the three months ended June 30, 2001.  The decrease in revenues was attributable to revenue declines of 42.5% in the aerospace group and 7.4% in the industrial group.  The aerospace group decline primarily relates to the overall reduction in aerospace activity levels caused by the September 11th events in New York and Washington, D.C. and lower levels of sales based upon customer reaction to the Company’s Chapter 11 filing.  The reduction in industrial group revenues was primarily the result of a decline in sales to the heavy-duty truck and telecommunications markets.

Cost of Sales

Cost of sales decreased $17.8 million, or 32.5%, to $37.0 million for the three months ended June 30, 2002 from $54.8 million for the three months ended June 30, 2001.  As a percentage of revenues, cost of sales decreased from 78.0% for the three months ended June 30, 2001, to 70.7% for the three months ended June 30, 2002. Excluding a $5.6 million charge for the write down in value of certain aerospace group inventory in the three months ended June 30, 2001, cost of sales was 70.0% of revenue. As a result of the implementation of a new freight contract in the aerospace group, gross margins increased from the comparable 2001 quarter.  Gross margins in the industrial group declined in the current year quarter compared to the prior year quarter as a result of lower pricing on existing contracts.

Operating Expenses

Operating expenses decreased $2.1 million, or 13.0%, to $14.0 million for the three months ended June 30, 2002 from $16.1 million for the three months ended June 30, 2001.  As a percentage of revenues, operating expenses increased from 23.0% for the three months ended June 30, 2001, to 26.7% for the three months ended June 30, 2002.  During the three months ended June 30, 2002, the Company recognized $2.3 million of costs with respect to its advisors and professionals engaged by the Company,  its lenders and potential lenders and investors and costs related to additional workforce reductions.  During the three months ended June 30, 2001, the Company recognized $1.3 million of costs related to the relocation of its corporate office and cost reduction initiatives in the industrial group.  Excluding these charges, operating expenses were $11.7 million, or 22.4%, as a percentage of revenues in the three months ended June 30, 2002 as compared to $14.8 million or 21.1% as a percentage of revenues in the three months ended June 30, 2001.  The $3.1 million, or 20.9%, reduction compared to the three months ended June 30, 2001 results from cost reduction initiatives and the restructuring activity in the second and fourth quarters of 2001.

Operating Income

No goodwill amortization was recognized in the three months ended June 30, 2002 because of the adoption of SFAS No. 142 effective January 1, 2002.  Due to the factors discussed above and the absence of goodwill amortization, operating income increased $2.9 million to $1.3 million for the three months ended June 30, 2002 from a loss of $1.6 million for the three months ended June 30, 2001.  As a percentage of revenues, operating income increased to 2.6% for the three months ended June 30, 2002 from a loss of 2.2% for the three months ended June 30, 2001.

Non-Operating Costs and Expenses

Interest expense for the three months ended June 30, 2002, totaled $3.0 million compared to $4.6 million for the three months ended June 30, 2001.  The decrease in interest expense primarily resulted from the lack of interest expense on the Notes subsequent to the Chapter 11 filing and, to a lesser extent, lower debt levels and lower interest rates.

Provision for Income Taxes

The Company recorded a valuation allowance against the income tax benefit which results from the loss for the three months ended June 30, 2002 since realization of the benefit is not assured. An income tax benefit of $1.2 million (an effective rate of 19.3%) was recorded for the three months ended June 30, 2001.  The income tax benefit in the prior year primarily resulted from the charges taken for aerospace inventory disposals and the charge for relocating the corporate office.

SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

The following table sets forth certain selected financial data and the related amounts as a percentage of revenues for the periods indicated:

	Six Month Period Ended June 30,
	2002		2001
	(dollars in thousands)
Revenues	$108,082	100.0%	$141,541	100.0%
Cost of sales	76,549	70.8	104,778	74.0
Gross profit	31,533	29.2	36,763	26.0

Operating expenses	27,673	25.6	31,900	22.6
Goodwill amortization	—	—	1,728	1.2
Operating income	$3,860	3.6%	$3,135	2.2%

Revenues

Revenues decreased $33.4 million, or 23.6%, to $108.1 million for the six months ended June 30, 2002 from $141.5 million for the six months ended June 30, 2001.  The decrease in revenues was attributable to a 34.8% revenue decline in the aerospace group and a 12.3% revenue decline in the industrial group.  The revenue decrease resulted from a $24.8 million revenue decline in the aerospace group and an $8.6 million decline in industrial group revenues. The decrease in aerospace group revenues resulted from the overall reduction in aerospace activity levels caused by the September 11th events in New York and Washington, D.C. and lower levels of sales based upon customer reaction to the Company’s Chapter 11 filing. The reduction in industrial group revenues resulted from decreased sales to the heavy-duty truck and telecommunications markets.

Cost of Sales

Cost of sales decreased $28.3 million, or 27.0%, to $76.5 million for the six months ended June 30, 2002 from $104.8 million for the six months ended June 30, 2001.  As a percentage of revenues, cost of sales decreased from 74.0% for the six months ended June 30, 2001, to 70.8% for the six months ended June 30, 2002.  Excluding the $5.6 million charge for the write down in value of certain aerospace group inventory in the six months ended June 30, 2001, cost of sales was 70.1% of revenue.  As a result of the implementation of a new freight contract in the aerospace group, gross margins increased from the comparable period in 2001.  Gross margins in the industrial group declined in the six months ended June 30, 2002 as compared to the corresponding prior year period as a result of lower pricing on existing contracts.

Operating Expenses

Operating expenses decreased to $27.7 million for the six months ended June 30, 2002 from $31.9 million for the six months ended June 30, 2001.  As a percentage of revenues, operating expenses increased from 22.6% for the six months ended June 30, 2001, to 25.6% for the six months ended June 30, 2002.  During the six months ended June 30, 2002, the Company recognized $3.9 million with respect to costs incurred by advisors and professionals engaged by the Company, its lenders and potential lenders and investors and costs related to additional workforce reductions.  During the six months ended June 30, 2001, the Company recognized a $1.0 million charge for the relocation of the corporate office from Houston, Texas to Chatsworth, California and a $0.3 million charge for cost reduction initiatives in the industrial group.  Excluding these charges, operating expenses were $23.8 million, or 22.0%, as a percentage of revenues in the six months ended June 30, 2002 as compared to $30.6 million, or 21.6%, as a percentage of revenues in the six months ended June 30, 2001.  The $6.8 million, or 22.2%, reduction from the June 30, 2001 six month period results from cost reduction initiatives and the restructuring activity in the second and fourth quarters of 2001.

Operating Income

No goodwill amortization was recognized in the six months ended June 30, 2002 because of the adoption of SFAS No. 142 effective January 1, 2002.  Due to the factors discussed above and the absence of goodwill amortization, operating income increased $0.8 million to $3.9 million for the six months ended June 30, 2002 from $3.1 million for the six months ended June 30, 2001.  As a percentage of revenues, operating income increased to 3.6% for the six months ended June 30, 2002 from 2.2% for the six months ended June 30, 2001.

Non-Operating Costs and Expenses

Interest expense for the six months ended June 30, 2002, totaled $7.5 million compared to $9.2 million for the six months ended June 30, 2001.  The decrease in interest expense primarily resulted from the lack of interest expense on the Notes subsequent to the Chapter 11 filing and, to a lesser extent, lower debt levels and lower interest rates.

Income Taxes

The Company recorded a valuation allowance against the income tax benefit which results from the loss for the six months ended June 30, 2002 since realization of the benefit is not assured.  During the same period, the Company recorded an income tax benefit of $1.7 million as a result of the first quarter 2002 change in tax laws extending the loss carryback period which will enable the Company to carryback existing tax losses and realize approximately $1.7 million of additional income tax refunds.  The Company recognized an income tax benefit for the six months ended June 30, 2001 of $1.2 million (an effective rate of 19.3%).

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $10.3 million of net cash from operating activities during the six months ended June 30, 2002, primarily from improved working capital improvements. Cash used for capital expenditures was $0.3 million.  Net cash used by financing activities was $9.8 million for the six months ended June 30, 2002 which consisted of net repayments of debt.  At June 30, 2002, the Company had total debt of $149.8 million.

On May 23, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas.  A substantial portion of the Company’s business involves sales to the aerospace industry.  Primarily as a result of the September 11th events in New York and Washington D.C., aerospace manufacturers substantially reduced their business, resulting in decreased business for the Company.  The downturn in the Company’s business since September 11th made it unlikely that the Company would be able to repay its debts in accordance with stated terms.  Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code.  Also on May 23, 2002, the Company entered into an agreement to sell substantially all of its assets and operations to Anixter.  The sale to Anixter and the Company’s Plan of Reorganization have the support of the holders of a majority of the Company’s Notes.  In addition, as of May 23, 2002, the Company entered into a $60.5 million debtor-in-possession Credit Facility with its existing bank group (see Note 4 to the financial statements).

Prior to the bankruptcy filing, the Company did not make the $6.1 million interest payment due April 1, 2002 under the terms of the Company’s Notes.  As of May 23, 2002, the Company discontinued accruing interest on the Notes.  Contractual interest on the Notes for the quarter ended June 30, 2002 was $3.1 million, which is $1.4 million in excess of recorded interest expense included in the accompanying financial statements.

The Company is in possession of its properties and assets and continues to manage its business as a debtor-in-possession subject to the supervision of the Bankruptcy Court.  Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company’s liabilities as of the petition date or to enforce pre-petition date contractual obligations, including the Notes, were automatically stayed.  Absent approval from the Bankruptcy Court, the Company is prohibited from paying pre-petition obligations.  However, the Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations.  Additionally, the Bankruptcy Court has approved the retention of legal and financial professionals.  As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases.  Parties affected by such rejections may file pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

Although the Chapter 11 Bankruptcy filing raises substantial doubt about the Company’s ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis.  This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business.  The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business.  The Plan of Reorganization could materially change the amounts currently disclosed in the financials statements.

The financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 Bankruptcy cases.  Under Chapter 11 Bankruptcy, the right of, and ultimate payment by the Company to pre-petition creditors may be substantially altered.  This could result in claims being paid in the Chapter 11 Bankruptcy proceedings at less (and possibly substantially less) than 100 percent of their face value.  At this time, because of material uncertainties, pre-petition claims are carried at the Company’s face value in the accompanying financial statements.  Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review.  The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases and from filing claims for any rejected contracts, and no provisions have been made for these items.  Moreover, the interests of existing shareholders could, among other things, be very substantially diluted or even eliminated.

The Company has prepared and distributed to its creditors a Plan of Reorganization and accompanying Disclosure Statement which must be voted on by August 28, 2002.  A Plan confirmation hearing is scheduled to be heard in the United States Bankruptcy Court for the Southern District of Texas on September 9, 2002.  The acquisition of Company assets by Anixter is scheduled to close approximately eleven days later.  There can be no assurance as to the actual timing for the approval of the Plan of Reorganization by the Bankruptcy Court.

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

PART II – OTHER INFORMATION

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

The Company is in default under its 12.25% Senior Subordinated Notes due April 1, 2009 (the “Notes”).  Interest is due on the Notes on April 1st and October 1st of each year.  The Company did not make the interest payment of $6,125,000 on the Notes due on April 1, 2002 and is in default on the Notes.  As of August 14, 2002, $7,949,839 in interest was due under the Notes.  In addition, the full principal amount of the Notes of $100,000,000 is due and payable.  The Company’s Chapter 11 filing also constituted a default under the Notes.  The Chapter 11 filing of the Company may also have automatically accelerated covenants under leases and other agreements which may be deemed to constitute indebtedness.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

None.

(b)  REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated May 24, 2002 which included a copy of a press release announcing, among other things, that it had signed an agreement to sell substantially all of its assets and operations to Anixter, filed for protection under Chapter 11 in connection with the sale, reached an agreement with the lenders under its Bank Credit Facility to provide debtor-in-possession financing and amended its restructuring agreement with certain holders of a majority of its Notes to support the sale of the Company.  In addition, copies of the Chapter 11 plan of the Company, the asset purchase agreement with Anixter and the amendment to the restructuring agreement with the holders of the Notes were included in the filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENTACON, INC.

Dated: August 14, 2002	By:	/s/ JAMES C. JACKSON
JAMES C. JACKSON
Vice President & Controller
(Principal Financial & Accounting Officer)